Form 10-Q
period 2000-03-31
ETINUUM INC
filed 2000-05-12
CIK 1022191

________________________________________________________________________________
________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

            FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]               Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000

                                       OR

[ ]                Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of  1934
For the transition period from ____________ to _____________

                       Commission File Number: 333-94755

                                 ETINUUM, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                84-1334615
(State or other jurisdiction           (I.R.S. Employer Identification No.)
    of incorporation)

                         5619 DTC Parkway, 12th Floor
                        Englewood, Colorado 80111-3017
                                (303) 357-3000
         (Address and telephone number of principal executive offices)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  [X]  No [ ]
(2)  Yes  [ ]  No [X]

On May 9, 2000, 17,975,651 shares of the registrant's Common Stock were outstanding


________________________________________________________________________________
________________________________________________________________________________

                               TABLE OF CONTENTS


                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 1999
  and March 31, 2000.....................................................  1
Consolidated Statements of Operations for the Three
  Months Ended March 31, 1999 and March 31, 2000.........................  2
Consolidated Statements of Stockholders' Equity
  (Deficit) for the Three Months Ended March 31, 2000....................  3
Consolidated Statements of Cash Flows for the
  Three Months Ended March 31, 1999 and March 31, 2000...................  4

Notes to Consolidated Financial Statements...............................  5

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations............................ 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...... 17


                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings............................................... 18
Item 2.  Changes in Securities and Use of Proceeds....................... 18
Item 3.  Defaults Upon Senior Securities................................. 18
Item 4.  Submission of Matters to a Vote of Security Holders............. 19
Item 5.  Other Information............................................... 19
Item 6.  Exhibits and Reports on Form 8-K................................ 19

    Unless otherwise indicated, all references to "Etinuum," "we," "us" and "our" refer to Etinuum, Inc., a Delaware corporation, and our predecessor Colorado corporation. When used in the Report, the words "intend," "expects," "plans," "estimates," "anticipates," "projects," "believes," and similar expressions are intended to identify forward-looking statements. Specifically, statements included in this Report that are not historical facts, including statements about our beliefs and expectations about our business and our industry are forward looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially. Forward looking statements included in this Report speak only as of the date of this Report and we will not revised or update these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

    All brand names and trademarks appearing in this prospectus are the property of their holders.Item 1. Financial Statements

                         ETINUUM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                                  December 31,     March 31,
                             ASSETS                                                                   1999           2000
                                                                                                    -------        -------
CURRENT ASSETS:                                                                                           (unaudited)
 Cash and cash equivalents....................................................                      $ 6,204        $47,547
 Restricted cash..............................................................                          407            400
 Receivables, net of allowances of  $464 and $261 respectively--
  Trade.......................................................................                        5,218          6,770
  Unbilled....................................................................                        1,108            424
  Other.......................................................................                           --          1,454
 Related party notes receivable...............................................                          690            715
 Prepaid expenses.............................................................                          713          1,887
 Other current assets.........................................................                          193          1,923
                                                                                                    -------        -------
   Total current assets.......................................................                       14,533         61,120
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,223 and                                 7,982          9,095
 $5,610, respectively.........................................................
GOODWILL AND OTHER INTANGIBLES, net of amortization of $5,062 and                                     2,808          2,398
 $2,472, respectively.........................................................
OTHER ASSETS..................................................................                        1,055            153
                                                                                                    -------        -------
   Total assets                                                                                     $26,378        $72,766
                                                                                                    =======        =======

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Trade accounts payable.......................................................                     $  1,668        $  4,126
   Accrued compensation.......................................................                        1,347           1,195
 Other accrued liabilities....................................................                        2,034             698
 Customer deposits............................................................                          237             237
 Deferred revenue.............................................................                           --              25
 Current portion of notes payable and capital leases..........................                        1,316           1,195
 Related party notes payable..................................................                          398             398
                                                                                                   --------        --------
   Total current liabilities..................................................                        7,000           7,874
 Deferred rent................................................................                          245             227
 Long-term notes payable and capital lease, net of current portion............                        1,722           1,589
                                                                                                   --------        --------
   Total liabilities..........................................................                        8,967           9,690
                                                                                                   --------        --------
COMMITMENTS AND CONTINGENCIES (Note 7)........................................
CONVERTIBLE PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION, $.001 par value,
 79,000,000 shares authorized (Note 6)........................................                       59,408              --

STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock, $.0001 par value, 100,000,000 shares authorized, 1,881,444
   and  17,975,276 shares issued and outstanding..............................                            1               2
 Additional paid-in capital...................................................                           --         113,847
   Warrants for common stock..................................................                           --           1,254
 Unearned compensation........................................................                       (1,266)         (4,677)
 Accumulated deficit..........................................................                      (40,732)        (47,350)
                                                                                                   --------        --------
   Total stockholders' equity (deficit).......................................                      (41,997)         63,076
                                                                                                   --------        --------
   Total liabilities and stockholders' equity (deficit).......................                     $ 26,378        $ 72,766
                                                                                                   ========        ========

                The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                        ETINUUM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)

                                                                                         Three Months Ended March 31,
                                                                                             1999          2000
                                                                                          ----------    ----------
                                                                                                (unaudited)
REVENUE.......................................................................            $    5,432    $    8,468
DIRECT COST OF SERVICES.......................................................               ( 3,638)       (5,346)
                                                                                          ----------    ----------

                                                                                               1,794         3,122
GROSS  PROFIT.................................................................            ----------    ----------

OPERATING EXPENSES:
  Selling, general and administrative.........................................                 2,911         6,409
  Depreciation and amortization...............................................                   765         1,030
  Research and development....................................................                   328            --
                                                                                          ----------    ----------
     Total operating expenses.................................................                 4,004         7,439
                                                                                          ----------    ----------

                                                                                              (2,210)       (4,317)
LOSS FROM OPERATIONS..........................................................            ----------    ----------

OTHER (EXPENSES) INCOME:
  Interest income.............................................................                    14            64
  Interest expense............................................................                    (5)          (81)
                                                                                          ----------    ----------

NET LOSS......................................................................            $   (2,201)   $   (4,334)
                                                                                          ==========    ==========

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS:
  Net loss....................................................................            $   (2,201)   $   (4,334)
  Accretion of mandatorily redeemable convertible preferred stock.............                  (125)         (882)
  Cumulative dividends to preferred stockholders..............................                    --        (1,402)
  Guaranteed minimum return on series F preferred stock.......................                    --       (13,366)
                                                                                          ----------    ----------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS....................................            $   (2,326)   $  (19,984)
                                                                                          ==========    ==========

BASIC AND DILUTED NET LOSS PER SHARE..........................................            $    (1.25)   $    (6.06)
                                                                                          ==========    ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--
  BASIC AND DILUTED...........................................................             1,868,088     3,296,286
                                                                                          ----------    ----------




                The accompanying notes to financial statements
             are an integral part of these consolidated statements

                         ETINUUM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)


                                                                               Additional     Warrants in
                                                              Common Stock       Paid-In        Common         Unearned
                                                           ------------------
                                                             Shares    Amount    Capital         Stock       Compensation
                                                           ----------  ------  -----------  ---------------  -------------
BALANCES, December 31, 1999..............................   1,881,444      $1    $          $         --          $(1,266)
 Accretion of preferred stock to liquidation and
      redemption value...................................          --      --          --                --            --
 Cumulative dividends to preferred
      stockholders.......................................          --      --          --                --            --
 Guaranteed minimum return to series F
      preferred stockholders.............................          --      --     (13,366)               --            --
 Warrants issued.........................................          --      --          --             1,254            --
 Option grants...........................................          --      --       4,305                --        (4,305)
 Amortization of unearned compensation...................          --      --          --                --           894
 Initial public offering, net of offering costs of $6,149   4,500,000              47,851                --            --
 Preferred stock converted into common stock.............  11,593,832       1      75,057                --            --
 Net loss................................................          --      --          --                --            --
                                                           ----------      --    --------   ---------------       -------
BALANCES, March 31, 2000 (unaudited).....................  17,975,276      $2    $113,847   $         1,254       $(4,677)
                                                           ==========      ==    ========   ===============       =======



                                                           Accumulated
                                                             Deficit     Total
                                                           ----------  ---------
BALANCES, December 31, 1999..............................   $(40,732)  $(41,997)
 Accretion of preferred stock to liquidation and
      redemption value...................................       (882)      (882)
 Cumulative dividends to preferred
      stockholders.......................................     (1,402)    (1,402)
 Guaranteed minimum return to series F
      preferred stockholders.............................                    --
 Warrants issued.........................................         --      1,254
 Option grants...........................................         --         --
 Amortization of unearned compensation...................         --        894
 Initial public offering, net of offering costs of $6,149         --     47,851
 Preferred stock converted into common stock.............         --     75,058
 Net loss................................................     (4,334)    (4,334)
                                                            --------   --------
BALANCES, March 31, 2000 (unaudited).....................   $(47,350)  $ 63,076
                                                            ========   ========

                 The accompanying notes to financial statements
             are an integral part of these consolidated statements.

                        ETINUUM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                              Three months ended
                                                                                                    March 31,
                                                                                               1999            2000
                                                                                             -------         -------
                                                                                                   (unaudited)
Cash flows from operating activities:
Net loss...................................................................                  $(2,201)        $(4,334)
Adjustments to reconcile net loss to net cash used in operating activities--
  Depreciation and amortization............................................                      765           1,030
  Amortization of warrants.................................................                                      426
  Stock compensation expense...............................................                       --             894
  Changes in assets and liabilities--
     Receivables...........................................................                    1,827          (3,170)
     Prepaids and other assets.............................................                     (383)           (326)
     Accounts payable......................................................                     (361)          2,458
     Accrued expenses......................................................                      137          (1,488)
     Other.................................................................                     (114)             (7)
                                                                                             -------         -------
 Net cash used in operating activities.....................................                     (330)         (4,503)

Cash flows from investing activities:
Purchase of property and equipment.........................................                     (272)         (1,733)
Restricted cash............................................................                       (8)              7
Related party loans........................................................                       --             (25)
                                                                                             -------         -------
 Net cash used in investing activities.....................................                     (280)         (1,751)

Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs of 6,149......                       --          47,851
Borrowings.................................................................                       --           2,750
Repayment of borrowings....................................................                       (3)         (3,004)
                                                                                             -------         -------
 Net cash (used in) provided by financing activities.......................                       (3)         47,597

Net (decrease) increase in cash and cash equivalents.......................                     (613)         41,343
                                                                                             -------         -------
Cash and cash equivalents, beginning of year...............................                    3,752           6,204
                                                                                             -------         -------
Cash and cash equivalents, end of year.....................................                  $ 3,139         $47,547
                                                                                             =======         =======


Supplemental disclosures of cash flow information:
Cash paid for interest.....................................................                  $    --         $    75
                                                                                             =======         =======




                The accompanying notes to financial statements
            are an integral part of these consolidated statements.

                        ETINUUM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)   Organization and Nature of Business

    Etinuum is an e-Business Services Provider, providing the technologies and operations that enable its clients to maximize the ongoing value of their customer relationships.

    Through our Internet Professional Services Group, we design, build and customize the technologies that allow our clients to:

    .  communicate on an ongoing basis with their customers
    .  process e-Commerce transactions with and for their customers
    .  analyze their customers' behavior for more effective marketing

    Our Internet Professional Services Group also provides communications technology and customer relationship management (or CRM) hosting services that enable our clients to manage their own customer relationship operations while outsourcing their technology and CRM software needs.

    Our Operational Service Group actually manages customer relationships for our clients by offering:

    .  customer database management
    .  customer database analytics
    .  transaction processing
    .  e-mail, live chat, voice and other communications programs

(2) Interim Financial Data

    The consolidated balance sheet as of March 31, 2000, statement of shareholders' equity (deficit) for the three months ended March 31, 2000 and the consolidated statements of operations and cash flows for the three months ended March 31, 1999 and 2000 have been prepared by us without audit. In our opinion, all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for this interim period are not necessarily indicative of the results for the full year.

    The accompanying financial statements should be read with our consolidated financial statements included in our Registration Statement filed on Form S-1 with the Securities and Exchange Commission on March 24, 2000.

    Certain prior period amounts have been reclassified to conform to the current period's presentation.

(3) Recently Adopted Accounting Standards

    In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition. SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. The adoption of SAB No. 101, had an immaterial effect on our consolidated financial statements.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretations ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation. FIN No. 44 provides clarification and guidance on applying Accounting Principles Board ("APB") No. 25. FIN No. 44 generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. However, for certain transactions, the guidance is effective after December 15, 1998 and January 12, 2000. Effective April 1, 2000, we adopted FIN No. 44, which had no material effect on our consolidated financial statements.

(4) Net Loss Per Share

    Of our net loss per share, ($0.27) is attributable to the accretion of mandatorily redeemable convertible preferred stock, ($0.43) is attributable to the charge for cumulative payment-in-kind dividends accrued to preferred stockholders, and ($4.05) is attributable to the beneficial conversion feature of our series F preferred stock (Note 6).

(5) Stockholders' Equity (Deficit)

    Effective January 14, 2000, we declared a 4-for-1 reverse stock split of our common stock. Common stock amounts and per share amounts have been adjusted retroactively to give effect to the stock split.

    Effective March 24, 2000, we completed an initial public offering of our common stock in which 4,500,000 shares were sold at an offering price of $12.00 per share. We received approximately $47.9 million of proceeds from this offering, net of an underwriting discount of $3.8 million and offering expenses of $2.4 million.

Employee Stock Purchase Plan

    In January 2000, we adopted the 2000 Employee Stock Purchase Plan. The plan will be implemented in eight semiannual offering of 250,000 shares of common stock each, commencing on July 1, 2000; 2,000,000 shares in aggregate are available to be sold under the plan. Eligible employees may withhold up to 10% of their base salary during the semiannual period to be used to purchase shares under the plan in exchange for 85% of the lesser of the closing price at the beginning or end of the purchase period.

2000 Stock Incentive Plan

    In January 2000, we adopted the 2000 Stock Incentive Plan and reserved 2,750,000 shares of common stock for issuance upon stock grants or exercise of options granted under this plan. At March 31, 2000, we had granted 327,750 options under this plan, resulting in approximately $446,000 of compensation expense, which will be recognized over the vesting period of each grant. Compensation expense related to these grants and grants under our 1998 and 1997 plans for the quarter ended March 31, 2000 was approximately $894,000.

Warrant

    In January 2000, we issued to a major customer a warrant to purchase 181,250 shares of common stock at an exercise price of $8.52 per share. The value of the warrant at the date of grant was approximately $1.1 million, determined using the Black-Scholes pricing model, assuming volatility of 65%, and a risk free interest rate of 6.3%, with no expected dividends and a contractual life of three years. The warrant vested immediately upon issuance, and will be amortized over one year. The effect of amortization for the quarter ended March 31, 2000 was approximately $276,000.

    In March 2000, we issued to a former employee a warrant to purchase 20,000 shares of common stock at an exercise price of $11.00 per share. The value of the warrant at the date of grant was approximately $150,000, determined using the Black-Scholes pricing model, assuming volatility of 65%, and a risk free interest rate of 6.3%, with no expected dividends and a contractual life of five years. The expense related to this warrant was recognized in the quarter ended March 31, 2000.

(6) Preferred Stock

    Effective March 2, 2000, we amended our Certificate of Incorporation to change the automatic conversion of our preferred stock (other than our series A preferred stock) to provide that all such preferred stock, including unpaid dividends, automatically converted into common stock on a four for one basis upon completion of an initial public offering of common stock resulting in aggregate proceeds to Etinuum of at least $25 million and a per share price of at least $10.00.

    Our outstanding preferred stock, including unpaid dividends, automatically converted to in the aggregate 11,034,615 shares of common stock upon the completion of our initial public offering on March 24, 2000. Periodic charges to net loss applicable to common stockholders of $882,000 were recognized for the period December 31, 1999 through March 24, 2000 to accrete the value of each series of preferred stock to its liquidation and redemption value.

    The terms of the series F preferred stock financing provided that we would issue additional shares upon conversion of the series F preferred stock to common stock so that the price per share of series F preferred stock would not exceed one-half of the initial public offering price. As a result, we issued 559,217 additional shares of common stock and recognized a one-time charge of approximately $13.4 million net loss applicable to common stockholders upon consummation of our initial public offering.

(7) Contingencies

    On October 1, 1999, we acquired Acorn Information Systems, Inc. (Acorn). On March 20, 2000, the contingent earn-out provision relating to the Acorn acquisition was amended. As a result, four former stockholders of Acorn, who are now our employees, will collectively receive a total of $200,000, on each of the first and second anniversaries of the acquisition, assuming all four employees remain employed when these amounts become due. On the third anniversary of the Acorn acquisition, the former Acorn stockholders will be entitled to receive an additional $400,000 aggregate payment so long as they are employed by Etinuum on that date or, if approved by our Chief Executive Officer, at least two of them are employed by Etinuum on that date. These payments will be accounted for as compensation expense in the years earned. These four employees were also granted a total of 400,000 stock options at an exercise price of $10.00 per share one-third of which vested immediately and the remainder vesting monthly over the next thirty months. A former stockholder of Acorn, who is not an Etinuum employee, will be issued 10,000 shares of our common stock in the second quarter of 2000, which will be accounted for as additional purchase consideration.

    Additionally, we transferred 1,000,000 shares of Spider Technologies, Inc. ("Spider") common stock to the former Acorn stockholders. These shares were acquired through our exercise of a warrant we had been granted upon completion of the Spider spin-off in the fourth quarter of 1999. These shares are restricted and will vest at the same rate as the stock options for the four employee former stockholders (any unvested shares will be forfeited to us if the vesting requirements are not satisfied). The transfer of these shares will be charged to compensation expense over the vesting period based upon the fair value of the shares as they vest. The one non-employee former Acorn stockholder received his Spider shares without restriction.

(8) Borrowings

    During 1999, we entered into a revolving credit facility agreement that provides for maximum borrowings of the lesser of $5 million or 80% of eligible receivables. This facility matures on May 31, 2001 and bears interest at the prime rate plus 1.5%. During the first quarter of 2000, we borrowed and repaid approximately $2.8 million under this facility. The borrowings under this facility are collateralized by our receivables and other assets. Among other restrictions, this facility requires us to maintain, a tangible net worth of at least $8 million.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction our consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. This discussion and analysis contains certain forward-looking statements that are based on current expectations and involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of the uncertainty of several factors.

Overview

    Etinuum is an e-Business Services Provider, providing the technologies and operations that enable its clients to maximize the ongoing value of their customer relationships.

    Through our Internet Professional Services Group, we design, build and customize the technologies that allow our clients to:

    .  communicate on an ongoing basis with their customers
    .  process e-Commerce transactions with and for their customers
    .  analyze their customers' behavior for more effective marketing

    Our Internet Professional Services Group also provides communications technology and customer relationship management (or CRM) hosting services that enable our clients to manage their own customer relationship operations while outsourcing their technology and CRM software needs.

    Our Operational Service Group actually manages customer relationships for our clients by offering:

    .  customer database management
    .  customer database analytics
    .  transaction processing
    .  e-mail, live chat, voice and other communications programs

Description of Financial Components

    To date, a substantial majority of our revenue has come from our e-Operations and from Technology Solutions services. We expect additional revenue to be generated based on the fulfillment of client needs outside of our standard contracts. In the fourth quarter of 1999, we began billing for our Strategic Consulting services, including our database marketing and analysis services, which we had previously provided primarily as a way to attract new clients for Technology Solutions and e-Operations services. We expect these revenues to increase as we focus on expanding the bundling of our services, and using our existing client relationships to provide additional services.

    Direct cost of services consists primarily of compensation and benefits to our employees engaged in the direct delivery of professional services related to the development, implementation and support of programs for our clients. Direct cost of services also includes materials, training, and telecommunications expenses necessary for execution of our clients' programs.

    Selling, general and administrative expenses have increased, and we expect them to continue to increase as we recruit additional support personnel for
continued growth.   These expenses consist primarily of salaries, commissions, benefits, and related expenses for personnel engaged in sales and client support; salaries and related expenses of executive management, human resources, finance and administrative personnel; expenses related to our facilities; marketing and branding expenses, including trade shows and promotional events; and other general corporate expenses. During the first quarter 2000, we recognized $426,000, $200,000 and $894,000 in compensation expense related to warrants, signing bonuses, and stock option grants, respectively.

    Depreciation and amortization expenses consist of the depreciation of equipment used in our operations, including phone switches and computer equipment at our facilities. These expenses will continue to increase as we build out our additional operations service centers in Modesto, California and Yukon, Oklahoma. Depreciation and amortization also consists of amortization of goodwill and other intangibles. We had $2.4 million of goodwill and other intangibles, net of amortization at March 31, 2000. We amortize our goodwill over five years and our other intangibles over three years.

    Research and development expenses consist of charges, including labor and materials, related to the development and enhancement of software and technology platforms used in providing services to our clients. In 2000 and going forward, we anticipate these expenses to be immaterial as a result of our transferring the rights to the proprietary software that we had developed to a newly formed subsidiary, Spider, and spinning off the stock of Spider to our stockholders in the fourth quarter of 1999 to form a separate company.

    Interest income is primarily earned on cash balances in our bank accounts and short-term investments and will decrease as we use the proceeds of our initial public offering for working capital requirements. Interest expense is incurred on our debt and capital lease obligations that we use to finance a portion of our capital expenditures.

    The terms of the series F preferred stock financing provided that we would issue additional shares upon conversion of the series F preferred stock to common stock so that the price per share of series F preferred stock would not exceed one-half of the initial public offering price. As a result, we issued 559,217 additional shares of common stock and recognized a one-time charge of approximately $13.4 million net loss applicable to common stockholders upon consummation of our initial public offering.

Results of Operations

    The following table sets forth data for the three months ended March 31, 1999 and 2000 taken from our consolidated statements of operations. We evaluate our business based on numerous factors, including revenue and gross profit as a percentage of our revenues.


                                                                     Three Months Ended March 31,
                                                         1999     % of revenue           2000    % of revenue
                                                       -------   ---------------       -------   -------------
                                                                        (Dollars in thousands)
Revenue......................................          $ 5,432               100%      $ 8,468             100%
Direct cost of services......................           (3,638)               67%       (5,346)             63%
                                                       -------               ---       -------             ---
Gross profit.................................            1,794                33%        3,122              37%
Operating expenses:
  Selling, general and administrative........            2,911                54%        6,409              76%
  Depreciation and amortization..............              765                14%        1,030              12%
  Research and development...................              328                 6%           --              --
                                                       -------               ---       -------             ---
     Total operating expenses................            4,004                74%        7,439              88%
                                                       -------               ---       -------             ---
Loss from operations.........................           (2,210)               41%       (4,317)             51%
Other (expense) income:
  Interest income............................               14                --            64              --
  Interest expense...........................               (5)               --           (81)              1%
                                                       -------               ---       -------             ---
Net loss.....................................          $(2,201)               41%      $(4,334)             52%
                                                       =======               ===       =======             ===

    Revenue. Revenue for the first quarter of 2000 was $ 8.5 million, which was 56% greater than revenue for the first quarter of 1999. More than half of the increase was due to growth in initiatives for major existing clients related to our e-Operations and Technology Solutions services. For two major clients, we increased our revenue by approximately $2.1 million in total for the first quarter of 2000, compared to the first quarter of 1999. We also supplemented our core services through consulting engagements that resulted in approximately $900,000 in incremental revenues.

    Direct cost of services. Direct cost of services for the first quarter of 2000 was $5.3 million, compared to $3.6 million for the first quarter of 1999. Direct costs as a percentage of revenue decreased from 67% to 63% as a result of our efforts to consolidate our services for any one particular client into the same operations service center and our increased focused on servicing larger, more established companies allowed us to reduce employee turnover at our operations service centers, which also reduced costs. The increase in direct cost of services was almost directly related to the increase in overall services we provided to new and existing clients.

    Selling, general and administrative expenses. Selling, general and administrative expenses were $6.4 million, or 76% of revenue, in first quarter of 2000, compared to $2.9 million, or 54% of revenue, in the first quarter of 1999. Most of this increase resulted from hiring additional management and support personnel in the areas of finance, legal, sales and marketing. In addition, we incurred approximately $894,000 in compensation expense for incentive stock options, $426,000 for warrant grants and approximately $200,000 of one-time hiring bonuses.

    Depreciation and amortization expenses. Depreciation and amortization expenses in the first quarter of 2000 were $1 million, compared to $765,000 in the first quarter of 1999. The increase resulted primarily from $4 million of capital expenditures from April 1, 1999 to March 31, 2000.

    Research and development expenses. Research and development expenses in the first quarter of 2000 were negligible compared to $328,000 in the first quarter of 1999. The decrease in research and development expenses was a result of our transferring proprietary software used in the EtinuumWebDirect System to Spider prior to our spin-off of Spider in the fourth quarter of 1999. Nearly all of our research and development expenses were attributable to the development of this proprietary software.

    Interest income. Interest income in the first quarter of 2000 was $64,000, compared to $14,000 in the first quarter of 1999. Fluctuations in interest income from year to year are due to varying rates of interest when we invest our cash in short-term financial instruments. The slight increase for the first quarter of 2000 compared to the same period in 1999 resulted largely from the investment of the proceeds of our initial public offering in March 2000.

    Interest expense. Interest expense in the first quarter of 2000 was $81,000, compared to $5,000 in the first quarter of 1999. Interest expense in both quarters resulted from our borrowings under our credit facilities and capitalized leases for office equipment and furniture.

    Operating results for any quarter are not necessarily indicative of results for any future period. The following factors have affected our operations in the past and may affect our operations in the future, which could cause quarterly fluctuations:

    . beginning, ending or deferring of significant services for clients during a quarter, particularly when we must add personnel and other resources in advance of new client initiatives;

    . variations in the number, size and scope of our clients' direct-to-customer initiatives, which in the past have ranged from small pilot programs involving only a few of our employees to nationwide programs using many new employees;

    . utilization of our employees and operational facilities, which can be affected significantly, for example, by reassigning or terminating personnel following the completion of a client's initiative or by opening a new facility in anticipation of future business;

    . fluctuations in demand for our clients' products, which are beyond our control but which directly affect our revenue as a substantial portion of our client billings depends upon the time our personnel devote to a client's customers or, under a new contract with a major client, are based on the client's sales generated from our operation of its direct-to-customer initiative;

    . expenses incurred in connection with acquisitions, such as our recent acquisition of Acorn, which are part of our strategy to broaden and expand our service offerings; and

    . expenses related to our sales and marketing efforts, which are expected to increase in 2000.

Liquidity and Capital Resources

    Since we were first capitalized, we have raised $98.9 million of equity capital from the sale of common and preferred stock, including $47.9 million in proceeds, net of offering costs, from our initial public offering completed on March 24, 2000.

    Cash and cash equivalents at the end of the first quarter of 2000 were $48 million, compared to $3 million at the end of the first quarter of 1999. This increase is primarily attributable to the net proceeds of our initial public offering.

    Cash used in operations for the first quarter of 2000 was $4.5 million, compared to $330,000 for the first quarter of 1999. Our change in operating cash flow resulted primarily from increases in our accounts receivable balances in 2000. During these periods we also continued to hire key management and other personnel.

    Cash used in investing activities for the first quarter of 2000 was $1.8 million compared to $280,000 for the first quarter of 1999. This increase is primarily due to our continued focus on investing in and expanding our infrastructure to provide services for our increasing client base and additional service opportunities for contracts. Additionally, in the first quarter of 2000 we added internal infrastructure as a consequence of our increase in management and support personnel. During the first quarter of 1999, we began preparing to open our operations service center in Fort Scott, Kansas and moved our headquarters, which resulted in some capital investments in computer systems, facility expansion, and furniture and fixtures, but to a significantly lesser extent than in first quarter 2000.

    Our financing activities have generated cash of $48 million and expended cash of $3,000 for the periods ended March 31, 2000 and 1999, respectively. The majority of this increase resulted from the net proceeds of our initial public offering.

    Our business plan will continue to require substantial capital to fund expansion. Our business plan includes the following:

    .  developing our sales organization and marketing initiatives;
    .  continuing to develop our operational support system;
    . expanding internal infrastructure related to our operations centers in Modesto, California and Yukon, Oklahoma;
    . evaluating potential acquisitions and investments; and . funding operating losses.

    We believe that the proceeds from our initial public offering, together with our cash from operations and investments and borrowing capacity will be sufficient to fund our activities for at least the next 12 months. We could, however, require capital funding sooner, if we have shortfalls in operating and financial performance or expand more quickly than currently anticipated. If this occurs, we may need to seek additional financing sources to fund our planned business expansion efforts, which may be dilutive to existing investors.

Recent Accounting Pronouncements

    See note 3 to the consolidated financial statements.

Income Taxes

    We have historically concluded that there exists substantial doubt as to the recoverability of our deferred tax assets. As a result, we have recorded a full valuation allowance against those deferred tax assets. Our view as to the ultimate recoverability of our deferred tax assets may change in the near term based principally upon the successful execution of our business plan.

Year 2000 Issue

    The "Year 2000" issue has been a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery after December 31, 1999. These problems arise from the inability of hardware and software to distinguish dates in the "2000s" from dates in the "1900s" and from other sources such as the use of special codes and conventions in software that make use of a date field. We have not experienced any significant disruptions or any material costs from the Year 2000 rollover; however, we recognize the need to continue to ensure that our operations will not be adversely affected by still undiscovered Year 2000 software failures. We will continue to evaluate any new software and hardware systems that we may acquire to determine whether they are Year 2000 compliant.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

    Market risks represent the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. We are exposed to market risks from changes in United States interest rates. Historically, and as of March 31, 2000, we have not used derivative instruments or engaged in hedging activities.

    We had long-term borrowings, including current maturities, of $2.8 million as of March 31, 2000. Of this amount, $2 million bears interest at a fixed rate of 13.9%. The fair value of the fixed-rate debt would change approximately $12,000 for a 0.50% change in the level of interest rates.

    We temporarily invest our excess cash in money market funds. Changes in interest rates would not significantly affect the fair value of these temporary cash investments because they are repriced on a daily basis.

                                    PART II

Item 1. Legal Proceedings.

    We are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds.

    (c) Securities sold

                                           Number of
                    Underwriters or        Shares of
                    Class of               Common        Common Stock          Other
Date                Purchasers             Stock         Warrants/Options     Securities
---------------------------------------------------------------------------------------------
March 24, 2000      Paid in kind              11,034,615
                    dividends and
                    preferred stock
                    conversion
---------------------------------------------------------------------------------------------
March 24, 2000      Guaranteed minimum           559,217
                    return on series F
                    preferred  stock
---------------------------------------------------------------------------------------------
March 24, 2000      Initial public             4,500,000
                    offering
---------------------------------------------------------------------------------------------

    Pursuant to our initial public offering of our common stock, we issued 4,500,000 shares of common stock on March 24, 2000. The shares are registered pursuant to a registration statement on Form S-1 (No. 333-78483) with the Securities and Exchange Commission which was declared effective on March 24, 2000. The offering was underwritten by a syndicate of underwriters led by Chase Securities Inc, FleetBoston Robertson Stephens, Inc., U.S. Bancorp Piper Jaffray, Inc., and SoundView Technology Group, Inc. After deducting discounts and commissions of $3.8 million and expenses of $2.4 million, we received net proceeds of $47.9 million, of which through March 31, 2000, approximately $300,000 had been used for working capital.

    The balance of the proceeds is currently being invested in financial instruments and used for general working capital purposes.

Item 3. Defaults Upon Senior Securities.

    None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit No.            Description
     -----------            -----------
     10.1 Warrant issued to Sony Electronics, Inc. dated January 14, 2000 (incorporated by reference to our Registration Statement No. 333-78483 dated March 24, 2000)

     27.1   Financial Data Schedule



     (b) Reports on Form 8-K
          None

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ETINUUM, INC.

                                           By:  /s/ TIMOTHY C. O'CROWLEY
                                                    Timothy C. O'Crowley
                                                 Chairman and Chief Executive
                                                           Officer



   Signature                                Title              Date
  ----------                                -----             -----

  /s/ TIMOTHY C. O'CROWLEY            Chairman and
  ---------------------------         Chief Executive,      May 12,2000
   Timothy C. O'Crowley               Officer
                                      (Principal
                                      Executive Officer)


  /s/ STEVEN Q. HANSEN                Chief Financial
  ---------------------------         Officer (Principal    May 12,2000
   Steven Q. Hansen                   Financial and
                                      Accounting Officer)