Form 10-Q
period 2000-06-30
ETINUUM INC
filed 2000-08-09
CIK 1022191

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

            FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2000

                                       OR

[_]         Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
For the transition period from ____________ to _____________

                       Commission File Number: 333-94755

                                 ETINUUM, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                                       84-1334615
(State or other jurisdiction of incorporation)     (I.R.S. Employer Identification No.)

                        5619 DTC Parkway, 12/th/ Floor
                        Englewood, Colorado 80111-3017
                                (303) 357-3000
         (Address and telephone number of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)    Yes  [X]  No [_]
(2)    Yes  [X]  No [_]

On July 24, 2000, 18,373,651 shares of the registrant's Common Stock were outstanding

================================================================================

                               TABLE OF CONTENTS


                         PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 1999 and June 30, 2000.................    1
Consolidated Statements of Operations for the Three and Six Months Ended June 30,
   1999 and June 30, 2000..........................................................    2
Consolidated Statement of Stockholders' Equity (Deficit) for the Six Months Ended
   June 30, 2000...................................................................    3
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and
   June 30, 2000...................................................................    4

Notes to Consolidated Financial Statements.........................................    5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
   Operations.....................................................................     9
Item 3.  Quantitative and Qualitative Disclosures About Market
   Risk............................................................................   17

                              PART II OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................   18
Item 2.  Changes in Securities and Use of Proceeds.................................   18
Item 3.  Defaults Upon Senior Securities...........................................   18
Item 4.  Submission of Matters to a Vote of Security Holders.......................   18
Item 5.  Other Information.........................................................   18
Item 6.  Exhibits and Reports on Form 8-K..........................................   18

     Unless otherwise indicated, all references to "Etinuum," "we," "us" and "our" refer to Etinuum, Inc., a Delaware corporation, and our predecessor Colorado corporation. When used in the Report, the words "intend," "expects," "plans," "estimates," "anticipates," "projects," "believes," and similar expressions are intended to identify forward-looking statements. Specifically, statements included in this Report that are not historical facts, including statements about our beliefs and expectations about our business and our industry are forward looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially. Forward looking statements included in this Report speak only as of the date of this Report and we will not revise or update these statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

     All brand names and trademarks appearing in this filing are the property of their holders.

Item 1. Financial Statements
                        ETINUUM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)

                                                                                                December 31,      June 30,
                                     ASSETS                                                       1999              2000
                                                                                              ----------          --------
                                                                                                        (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents.........................................................           $   6,204          $ 22,445
 Restricted cash...................................................................                 407             1,779
 Short term investments............................................................                  --            14,422
 Receivables, net of allowances of $464 and $203 respectively--
  Trade............................................................................               5,218             9,047
  Unbilled.........................................................................               1,108               745
  Other............................................................................                  --               116
 Related party notes receivable....................................................                 690               737
 Prepaid expenses..................................................................                 713             2,343
 Other current assets..............................................................                 193             2,935
                                                                                              ---------          --------
   Total current assets............................................................              14,533            54,569
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,223
 and $6,380, respectively..........................................................               7,982             9,433
GOODWILL AND OTHER INTANGIBLES, net of amortization of $5,062 and
  $2,761, respectively..........................................................                  2,808             2,253
OTHER ASSETS.......................................................................               1,055             1,335
                                                                                              ---------          --------
   Total assets....................................................................           $  26,378          $ 67,590
                                                                                              =========          ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Trade accounts payable............................................................           $   1,668          $  2,333
 Accrued compensation..............................................................               1,347             1,371
 Other accrued liabilities.........................................................               2,034               337
 Customer deposits.................................................................                 237               140
 Current portion of notes payable and capital leases...............................               1,316             1,257
 Related party notes payable.......................................................                 398               398
                                                                                              ---------          --------
   Total current liabilities.......................................................               7,000             5,836
 Deferred rent.....................................................................                 245               210
 Long-term notes payable and capital lease, net of current portion.................               1,722             1,781
                                                                                              ---------          --------
   Total liabilities...............................................................               8,967             7,827
                                                                                              ---------          --------
COMMITMENTS AND CONTINGENCIES (Note 8)
CONVERTIBLE PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION, $.001 par value,
10,000,000 shares authorized.......................................................              59,408                --
STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock, $.0001 par value, 100,000,000 shares authorized, 1,881,444 and 17,985,651 shares issued and outstanding as of December 31, 1999
    and June 30, 2000, respectively................................................                   1                 2
 Additional paid-in capital........................................................                  --           113,968
 Warrants for common stock.........................................................                  --             1,254
 Unearned compensation.............................................................              (1,266)           (4,274)
 Accumulated deficit...............................................................             (40,732)          (51,187)
                                                                                              ---------          --------
   Total stockholders' equity (deficit)............................................             (41,997)           59,763
                                                                                              ---------          --------
   Total liabilities and stockholders' equity (deficit)............................           $  26,378          $ 67,590
                                                                                              =========          ========

                The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                        ETINUUM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)

                                                                   Three Months Ended             Six Months Ended
                                                                        June 30,                      June 30,
                                                                   1999           2000           1999           2000
                                                                   ----           ----           ----           ----
                                                                                      (unaudited)
REVENUE.....................................................    $    4,879    $     9,838     $   10,311     $    18,306
DIRECT COST OF SERVICES.....................................        (3,420)        (6,328)        (7,058)        (11,674)
                                                                ----------    -----------     ----------     -----------

GROSS PROFIT................................................         1,459          3,510          3,253           6,632
                                                                ----------    -----------     ----------     -----------

OPERATING EXPENSES:
  Selling, general and administrative.......................         3,182          7,402          6,093          13,810
  Depreciation and amortization.............................           775            981          1,540           2,011
  Research and development..................................           344             --            672              --
                                                                ----------    -----------     ----------     -----------
     Total operating expenses...............................         4,301          8,383          8,305          15,821
                                                                ----------    -----------     ----------     -----------

LOSS FROM OPERATIONS........................................        (2,842)        (4,873)        (5,052)         (9,189)
                                                                ----------    -----------     ----------     -----------

OTHER (EXPENSES) INCOME:
  Recovery from Spider......................................            --            522             --             522
  Interest income...........................................            45            597             59             661
  Interest expense..........................................            (6)           (46)           (11)           (121)
  Loss on disposal of equipment and other...................            (1)           (39)            (1)            (44)
                                                                ----------    -----------     ----------     -----------
NET LOSS....................................................    $   (2,804)   $    (3,839)    $   (5,005)    $    (8,171)
                                                                ==========    ===========     ==========     ===========

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS:
  Net loss..................................................    $   (2,804)   $    (3,839)    $   (5,005)    $    (8,171)
  Accretion of mandatorily redeemable convertible
  preferred stock...........................................          (130)            --           (255)           (882)
  Cumulative dividends to preferred stockholders............            --             --             --          (1,402)
  Guaranteed minimum return on series F preferred stock.....            --             --             --         (13,366)
                                                                ----------    -----------     ----------     -----------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS..................    $   (2,934)   $    (3,839)    $   (5,260)    $   (23,821)
                                                                ==========    ===========     ==========     ===========

BASIC AND DILUTED NET LOSS PER SHARE........................    $    (1.57)   $     (0.21)    $    (2.82)    $     (2.24)
                                                                ==========    ===========     ==========     ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING--BASIC AND DILUTED.............................     1,868,088     17,979,651      1,868,088      10,637,969
                                                                ==========    ===========     ==========     ===========

                The accompanying notes to financial statements
             are an integral part of these consolidated statements

                        ETINUUM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 (Amounts in thousands, except share amounts)

                                                                            Additional Warrants in
                                                              Common Stock   Paid-In     Common     Unearned
                                                             --------------                                    Accumulated
                                                             Shares  Amount   Capital     Stock   Compensation   Deficit     Total
                                                             ------  ------   -------     -----   ------------   -------     -----
BALANCES, December 31, 1999..............................   1,881,444   $1    $          $      --   $(1,266)   $(40,732) $(41,997)
 Accretion of preferred stock to liquidation and
      Redemption value...................................          --   --          --          --        --        (882)     (882)
 Cumulative dividends to preferred Stockholders..........          --   --          --          --        --      (1,402)   (1,402)
 Guaranteed minimum return to series F
      preferred stockholders.............................          --   --     (13,366)         --        --               (13,366)
 Warrants issued.........................................          --   --          --       1,254        --          --     1,254
 Option grants...........................................          --   --       4,306          --    (4,306)         --        --
 Option exercises........................................         375   --           1          --        --          --         1
 Amortization of unearned compensation...................          --   --          --          --     1,298          --     1,298
 Initial public offering, net of offering costs of $6,149   4,500,000   --      47,851          --        --          --    47,851
 Preferred stock converted into common stock.............  11,593,832    1      75,057          --        --          --    75,058
 Issuance of common stock for the Acorn acquisition            10,000   --         119          --        --          --       119
 Net loss................................................          --   --          --          --        --      (8,171)   (8,171)
                                                           ----------   --    --------   ---------   -------    --------  --------
BALANCES, June 30, 2000 (unaudited)......................  17,985,651   $2    $113,968   $   1,254   $(4,274)   $(51,187) $ 59,763
                                                           ==========   ==    ========   =========   =======    ========  ========

                The accompanying notes to financial statements
            are an integral part of these consolidated statements.

                         ETINUUM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Six months ended
                                                                                      June 30,
                                                                                    1999       2000
                                                                                 -------   --------
                                                                                    (unaudited)
Cash flows from operating activities:
Net loss......................................................................   $(5,005)  $ (8,171)
Adjustments to reconcile net loss to net cash used in operating activities--
  Depreciation and amortization...............................................     1,540      2,011
  Amortization of warrants....................................................        --        702
  Discount on short term investments..........................................        --         92
  Stock compensation expense..................................................        --      1,298
  Changes in assets and liabilities--
     Receivables..............................................................     1,241     (3,679)
     Prepaids and other assets................................................      (546)    (1,872)
     Accounts payable.........................................................       139        665
     Accrued expenses.........................................................       596     (1,673)
     Other....................................................................      (234)       (37)
                                                                                 -------   --------
 Net cash used in operating activities........................................    (2,269)   (10,664)

Cash flows from investing activities:
Purchase of short term investments............................................        --    (14,514)
Purchase of property and equipment............................................    (1,727)    (2,759)
Restricted cash...............................................................      (258)    (1,372)
Advances to Lighthouse and Riptide                                                    --     (2,254)
Notes receivables.............................................................      (200)        --
Related party loans...........................................................        --        (47)
                                                                                 -------   --------
 Net cash used in investing activities........................................    (2,185)   (20,946)

Cash flows from financing activities:
Proceeds from series E preferred stock offering, net..........................     3,990         --
Proceeds from initial public offering, net of offering costs of $6,149........        --     47,851
Borrowings....................................................................         7      3,533
Repayment of borrowings.......................................................       (13)    (3,533)
                                                                                 -------   --------
 Net cash provided by financing activities....................................     3,984     47,851

Net (decrease) increase in cash and cash equivalents..........................      (470)    16,241
                                                                                 -------   --------
Cash and cash equivalents, beginning of period................................     3,752      6,204
                                                                                 -------   --------
Cash and cash equivalents, end of period......................................   $ 3,282   $ 22,445
                                                                                 =======   ========


Supplemental disclosures of cash flow information:
Cash paid for interest........................................................   $     5   $    123
                                                                                 =======   ========


                 The accompanying notes to financial statements
             are an integral part of these consolidated statements.

                        ETINUUM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Organization and Nature of Business

     Etinuum is an eBusiness Service Provider, delivering integrated end-to-end customer relationship management (CRM) solutions. We enable our clients to increase the lifetime value of their customers and streamline customer interactions in order to become more effective customer-centric enterprises. Etinuum focuses on the design and integration of technologies required for organizations to harness the power of the customer-centric business model. We offer Internet Professional and Operational ASP services that help transform businesses into customer-centric enterprises. Etinuum designs, integrates and operates the technological and operational infrastructures that enable our clients to manage their direct-to-customer relationships effectively and efficiently. These services include the integration and customization of customer interactions systems, including transaction platforms, communications systems, web site interfaces and content management programs. Beyond systems design, integration and customization, Etinuum also manages and analyzes customer data. Our Operational ASP Services team operates and manages CRM related technical and operation infrastructures, including software and data hosting and ongoing customer communication programs.

(2) Interim Financial Data

     The consolidated balance sheet at June 30, 2000, the consolidated statements of operations for the three and six months ended June 30, 1999 and 2000, the consolidated statement of stockholders' equity (deficit) and consolidated statements of cash flows for the six months ended June 30, 2000 have been prepared by us without an audit. In our opinion, all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for this interim period are not necessarily indicative of the results for the full year.

     The accompanying financial statements should be read with our consolidated financial statements included in our Registration Statement filed on Form S-1 with the Securities and Exchange Commission on March 24, 2000.

     Certain prior period amounts have been reclassified to conform to the current period's presentation.

(3) Short Term Investments

     All short-term investments are currently classified as held to maturity in accordance with Financial Accounting Standards Board ("FASB") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Realized gains and losses, dividends, and interest income for these securities are included in earnings.

(4) Recently Adopted Accounting Standards

     In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition. SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. The early adoption by us in January 2000 of SAB No. 101, had an immaterial effect on our consolidated financial statements.

     In March 2000, the FASB issued FASB Interpretations ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 provides clarification and guidance on applying Accounting Principles Board ("APB") No. 25. FIN No. 44 generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. Effective April 1, 2000, we adopted FIN No. 44, which had no material effect on our consolidated financial statements.

(5) Net Loss Per Share

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

     Components of our net loss per share of ($2.24) for the six months ended June 30, 2000 are as follows:

Net loss..............................................................   $(0.77)
Accretion of mandatorily redeemable convertible preferred stock.......    (0.08)
Cumulative dividends to preferred stockholders........................    (0.13)
Guaranteed minimum return on series F preferred stock.................    (1.26)
                                                                         ------
Net loss applicable to common stockholders............................   $(2.24)
                                                                         ======

(6) Stockholders' Equity (Deficit)

Employee Stock Purchase Plan

     In June 2000, we delayed the implementation of our 2000 Employee Stock Purchase Plan. The plan will be implemented in eight semiannual offerings of 250,000 shares of common stock each, commencing on October 1, 2000; 2,000,000 shares in aggregate are available to be sold under the plan. Eligible employees may withhold up to 10% of their base salary during the semiannual period to be used to purchase shares under the plan in exchange for 85% of the lesser of the closing price at the beginning or end of the purchase period.

2000 Stock Incentive Plan

     In January 2000, we adopted the 2000 Stock Incentive Plan and reserved 2,750,000 shares of common stock for issuance upon stock grants or exercise of options granted under this plan. As of June 30, 2000, we had granted 695,862 options under this plan. Compensation expense related to these grants and other grants under our 2000, 1998 and 1997 plans for the six months ended June 30, 2000 was approximately $1,298,000.

Warrant

     In January 2000, Etinuum granted a warrant to a major customer to purchase 181,250 shares of common stock at an exercise price of $8.52 per share. The value of the warrant at the date of the grant was approximately $1.1 million and is being amortized over one year. Sales to this customer as a percentage of revenue were 31% and 30% for the three and six months ended June 30, 2000, respectively.

(7) Borrowings

     In June 2000, we entered into an equipment lease facility agreement, which provides us with up to $10 million in financing on purchases of new equipment and furniture. The facility is available to draw upon through June of 2001 and provides for leasing terms of between three and five years. The cost of funds is determined at the date of funding and the facility is secured by the equipment purchased and up to an equal amount in restricted cash. As of June 30, 2000 we had approximately $690,000 outstanding under this line of credit.

(8) Commitments and Contingencies

     On October 1, 1999, we acquired Acorn Information Systems, Inc. ("Acorn"). On March 20, 2000, the contingent earn-out provision relating to the Acorn acquisition was amended. As a result, four former stockholders of Acorn, who are now our employees, will collectively receive a total of $200,000, on each of the first and second anniversaries of the acquisition, assuming all four employees remain employed when these amounts become due. On the third anniversary of the Acorn acquisition, the former Acorn stockholders will be entitled to receive an additional $400,000 aggregate payment so long as they are employed by Etinuum on that date or, if approved by our Chief Executive Officer, at least two of them are employed by Etinuum on that date. These payments will be accounted for as compensation expense in the years earned. These four employees were also granted a total of 400,000 stock options at an exercise price of $10.00 per share one-third of which vested immediately and the remainder vesting monthly over the next thirty months. A former stockholder of Acorn, who is not an Etinuum employee, was issued 10,000 shares of our common stock, which was accounted for as additional purchase consideration.

     Additionally, we transferred 1,000,000 shares of Spider Technologies, Inc. ("Spider") common stock to the former Acorn stockholders. These shares were acquired through our exercise of a warrant we had been granted upon completion of the Spider spin-off in the fourth quarter of 1999. These shares are restricted and will vest at the same rate as the stock options for the four employee former stockholders. Any unvested shares will be forfeited to us if the vesting requirements are not satisfied. The transfer of these shares will be charged to compensation expense over the vesting period based upon the fair value of the shares as they vest. The one non-employee former Acorn stockholder received his Spider shares without restriction.

(9) Subsequent Events

     On July 21, 2000, we completed a merger with Lighthouse Consulting Group, a content, knowledge, and document management consulting firm based in Kansas City, Missouri. We paid $754,000 in cash, and issued 388,000 shares of common stock that were assigned a value of approximately $2.0 million for accounting purposes. The acquisition of Lighthouse has allowed us to expand our capabilities in Professional Services and expand our presence in major metropolitan areas such as New York and Chicago.

     On July 12, 2000, we paid approximately $1.6 million in cash and acquired certain assets and assumed certain liabilities of Riptide Communications, Inc., a web design and hosting company based in New York City, New York. The acquisition of Riptide has allowed us to expand our abilities in providing web services to our clients.

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

Overview

     Etinuum is an eBusiness Service Provider, delivering integrated end-to-end customer relationship management (CRM) solutions. We enable our clients to increase the lifetime value of their customers and streamline customer interactions in order to become more effective customer-centric enterprises. Etinuum focuses on the design and integration of technologies required for organizations to harness the power of the customer-centric business model. We offer Internet Professional and Operational ASP services that help transform businesses into customer-centric enterprises. Etinuum designs, integrates and operates the technological and operational infrastructures that enable our clients to manage their direct-to-customer relationships effectively and efficiently. These services include the integration and customization of customer interactions systems, including transaction platforms, communications systems, web site interfaces and content management programs. Beyond systems design, integration and customization, Etinuum also manages and analyzes customer data. Our Operational ASP Services team operates and manages CRM related technical and operation infrastructures, including software and data hosting and ongoing customer communication programs.

Description of Financial Components

     Our revenues are generated both from our internet professional services practice groups, including web site design and creative strategies, knowledge management, data management, and analytics and technology services, as well as from our operational services group, including transaction processing and communications services, e-mail, live chat, voice, and other programs.

     Direct cost of services consists primarily of compensation and benefits to our employees engaged in the direct delivery of professional services related to the development, implementation and support of programs for our clients. Direct cost of services also includes materials, training, and telecommunications expenses necessary for execution of our clients' programs.

     Selling, general and administrative expenses have increased, and we expect them to continue to increase as we recruit additional support personnel for continued growth. These expenses consist primarily of salaries, commissions, benefits, and related expenses for personnel engaged in sales and client support; salaries and related expenses of executive management, human resources, finance and administrative personnel; expenses related to our facilities; marketing and branding expenses, including trade shows and promotional events; and other general corporate expenses. During the second quarter of 2000, we recognized $276,000 and $404,000 in compensation expense related to warrants and stock option grants, respectively.

     Depreciation and amortization expenses consist of the depreciation of equipment used in our operations, including phone switches and computer equipment at our facilities. These expenses will continue to increase as we build out our additional operations service centers. Depreciation and amortization also consists of amortization of goodwill and other intangibles. We had $2.3 million of goodwill and other intangibles, net of amortization at June 30, 2000. We amortize our goodwill over five years and other intangibles over three years.

     Research and development expenses consist of charges, including labor and materials, related to the development and enhancement of software and technology platforms used in providing services to our clients. In 2000 and going forward, we anticipate these expenses to be immaterial as a result of our transferring the rights to the proprietary software that we had developed to a newly formed subsidiary, Spider Technologies, Inc. ("Spider"), and spinning off the stock of Spider to our stockholders in the fourth quarter of 1999 to form a separate company.

     Interest income is primarily earned on cash balances in our bank accounts and short-term investments, and will decrease as we use the proceeds of our initial public offering for working capital requirements. Interest expense is incurred on our debt and capital lease obligations that we use to finance a portion of our capital expenditures. In June 2000, we entered into a $10 million equipment lease facility. As of June 30, 2000, $9.3 million was available under this facility. Use of this facility will increase our interest expense in future periods.

Results of Operations

     The following table sets forth data for the three and six months ended June 30, 1999 and 2000 taken from our consolidated statements of operations. We evaluate our business based on numerous factors, including revenue and gross profit as a percentage of our revenues.


                                                   Three Months Ended     Six Months Ended
                                                        June 30,              June 30,
                                                    1999       2000       1999        2000
                                                  --------   --------   --------   ---------
                                                            (Dollars in thousands)
                                                                  (unaudited)
Revenue.......................................    $  4,879      9,838     10,311      18,306
Direct cost of services.......................      (3,420)    (6,328)    (7,058)    (11,674)
                                                  --------   --------   --------   ---------
Gross profit..................................       1,459      3,510      3,253       6,632

Operating expenses:
    Selling, general and administrative.......       3,182      7,402      6,093      13,810
    Depreciation and amortization.............         775        981      1,540       2,011
    Research and development..................         344         --        672          --
                                                  --------   --------   --------   ---------
       Total operating expenses...............       4,301      8,383      8,305      15,821
                                                  --------   --------   --------   ---------
Loss from operations..........................      (2,842)    (4,873)    (5,052)     (9,189)

Other (expense) income:

    Recovery from Spider......................          --        522         --         522
    Interest income...........................          45        597         59         661
    Interest expense..........................          (6)       (46)       (11)       (121)
    Loss on disposal of equipment and other...          (1)       (39)        (1)        (44)
                                                  --------   --------   --------   ---------
Net loss......................................    $ (2,804)  $ (3,839)  $ (5,005)  $  (8,171)
                                                  ========   ========   ========   =========

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Revenue. Revenue for the second quarter of 2000 was $9.8 million, which was 102% greater than revenue of $4.9 million for the second quarter of 1999. The increase was primarily due to internal revenue growth from two existing clients, and the generation of 16 new clients, as well as revenue from clients acquired through our Acorn acquisition.

     Direct cost of services. Direct cost of services for the second quarter of 2000 was $6.3 million, compared to $3.4 million for the second quarter of 1999. Direct costs as a percentage of revenue decreased from 70% to 64% primarily as a result of larger proportionate increase in revenue, our focus on consistent utilization of our people, and our efforts to consolidate similar customer services into the same operations service centers.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $7.4 million, or 75% of revenue, in the second quarter of 2000, compared to $3.2 million, or 65% of revenue, in the second quarter of 1999. Most of this increase resulted from personnel and recruiting expenses incurred to continue to grow the foundation of our business as well as costs from build outs of our San Diego and Denver office locations, and our additional focus on our sales and marketing efforts. In addition, we incurred approximately $404,000 in compensation expense for incentive stock options and $276,000 for warrant grants.

     Depreciation and amortization expenses. Depreciation and amortization expenses in the second quarter of 2000 were $981,000, compared to $775,000 in the second quarter of 1999. The increase resulted from approximately $7.0 million of capital expenditures from July 1, 1999 to June 30, 2000 primarily relating to the opening of our Fort Scott operations service center in the third quarter of 1999, and expansion of infrastructure for existing centers.

     Research and development expenses. Research and development expenses in the second quarter of 2000 were negligible compared to $344,000 in the second quarter of 1999. The decrease in research and development expenses was a result of our transferring proprietary software used in the Etinuum WebDirect System to Spider prior to our spin-off of Spider in the fourth quarter of 1999. Nearly all of our research and development expenses were attributable to the development of this proprietary software.

     Recovery from Spider. Effective October 1, 1999, Etinuum distributed 100% of the shares of Spider Technologies, Inc. to its stockholder on a pro-rata basis. As a result of advances given to Spider by Etinuum during the fourth quarter of 1999 and the probability of realization of payment at that time, Etinuum recorded a valuation allowance of approximately $1,055,000 for the year ended December 31, 1999. During the second quarter of 2000, Spider was able to complete a series A financing and approximately $522,000 was recorded as a recovery.

     Interest income. Interest income in the second quarter of 2000 was $597,000 compared to $45,000 in the second quarter of 1999. Fluctuations in interest income from year to year are due to varying rates of interest when we invest our cash in short-term financial instruments. The substantial increase for the second quarter of 2000 compared to the same period in 1999 resulted largely from the investment of the proceeds of our initial public offering.

     Interest expense. Interest expense in the second quarter of 2000 was $46,000, compared to $6,000 in the second quarter of 1999. Interest expense in both quarters resulted from our borrowings under our credit facilities and capitalized leases for office equipment and furniture.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Revenue. Revenue for the six months ended June 30, 2000 was $18.3 million which was 78% greater than revenue of $10.3 million for the six months ended June 30, 1999. This increase was due primarily to revenue growth from existing clients in our operational service centers, and maintenance of our current client base.

     Direct cost of services. Direct cost of services for the six months ended June 30, 2000 was $11.7 million, compared to $7.1 million for the six months ended June 30, 1999. Direct costs as a percentage of revenue decreased from 69% to 64% primarily as a result of larger proportionate increase in revenue, our focus on consistent utilization of our people, our efforts to consolidate similar customer services into the same operations service centers, and lower than average telecommunication expenses experienced in the first quarter of 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $13.8 million, or 75% of revenue, for the six months ended June 30, 2000, compared to $6.1 million, or 59% of revenue, for the six months ended June 30, 1999. Most of this increase resulted from hiring additional management and support personnel in the areas of finance, legal, sales and marketing, increased personnel costs as a result of the half-year impact of our opening a 300-seat operational service center in Fort Scott, Kansas in the third quarter of 1999, and the impacts of our acquisition of Acorn in the fourth quarter of 1999. Additionally, during the first half of 2000, we continued build outs of our San Diego and Denver office locations. We also incurred approximately $1,298,000 in compensation expense for incentive stock options, $702,000 for warrant grants and approximately $200,000 of one-time hiring bonuses.

     Depreciation and amortization expenses. Depreciation and amortization expenses in the six months ended June 30, 2000 were $2.0 million, compared to $1.5 million for the six months ended June 30, 1999. The increase resulted from approximately $7.0 million of capital expenditures from July 1, 1999 to June 30, 2000 primarily relating to the opening of our Fort Scott operations service center, and expansion of infrastructure for existing centers.

     Research and development expenses. Research and development expenses in the six months ended June 30, 2000 were negligible compared to $672,000 for the six months ended June 30, 1999. The decrease in research and development expenses was a result of our transferring proprietary software used in the EtinuumWebDirect System to Spider prior to our spin-off of Spider in the fourth quarter of 1999. Nearly all of our research and development expenses were attributable to the development of this proprietary software.

     Recovery from Spider. Effective October 1, 1999, Etinuum distributed 100% of the shares of Spider Technologies, Inc. to its stockholder on a pro-rata basis. As a result of advances given to Spider by Etinuum during the fourth quarter of 1999 and the probability of realization of payment at that time, Etinuum recorded a valuation allowance of approximately $1,055,000 for the year ended December 31, 1999. During the second quarter of 2000, Spider was able to complete a series A financing and approximately $522,000 was recorded as a recovery.

     Interest income. Interest income in the six months ended June 30, 2000 was $661,000, compared to $59,000 in the six months ended June 30, 1999. Fluctuations in interest income from year to year are due to varying rates of interest when we invest our cash in short-term financial instruments. The increase for the first six months of 2000 compared to the same period in 1999 resulted largely from the investment of the proceeds of our initial public offering in March 2000.

     Interest expense. Interest expense in the six months ended June 30, 2000 was $121,000, compared to $11,000 in the first six months of 1999. Interest expense in both quarters resulted from our borrowings under our credit facilities and capitalized leases for office equipment and furniture.

     Operating results for any quarter are not necessarily indicative of results for any future period. The following factors have affected our operations in the past and may affect our operations in the future, which could cause quarterly fluctuations:

     . beginning, ending or deferring of significant services for clients during a quarter, particularly if we must add personnel and other resources in advance of new client initiatives;

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

     . expenses incurred in connection with strategic acquisitions, such as our recent acquisitions of Riptide Communications, LLC and Lighthouse Consulting

          Group Inc., which are part of our strategy to broaden and expand our service offerings; and

     . expenses related to our sales and marketing efforts, which have increased in 2000.

Liquidity and Capital Resources

     Since we were first capitalized, we have raised $98.9 million of equity capital from the sale of common and preferred stock, including $47.9 million in proceeds, net of offering costs, from our initial public offering completed on March 24, 2000.

     Cash and cash equivalents at the end of the six months ended June 30, 2000 were $22.4 million compared to $3.3 million at the end of the six months ended June 30, 1999. This increase excludes approximately $14.4 million in cash which was invested in short-term investments with original maturities between ninety days and one year. The increase compared to June 30, 1999 is primarily attributable to the net proceeds of our initial public offering.

     Cash used in operations for the six months ended June 30, 2000 was $10.7 million, compared to $2.3 million for the six months ended June 30, 1999. Our change in operating cash flow resulted primarily from our increased net loss, as well as additional prepayments which were primarily for insurance. In addition, increases in receivables resulted from our expanding customer base, and decreases in accrued liabilities resulted from the pay down of outstanding liabilities with the proceeds from our initial public offering.

     Cash used in investing activities for the six months ended June 30, 2000 was $20.9 million compared to $2.2 million for the six months ended June 30, 1999. This increase is due primarily to our investing part of the proceeds from our initial public offering in short term commercial paper, advances made related to our strategic acquisitions of Lighthouse and Riptide and also as a result of our continued focus on investing in and expanding our infrastructure to provide the volume of services necessary for our increasing client base. Additionally, in the first quarter of 2000, we added internal infrastructure as a consequence of our increase in management and support personnel. During the first quarter of 1999, we began preparing to open our operations service center in Fort Scott, Kansas and we moved our headquarters from Denver to Englewood, Colorado, which resulted in some capital investments in computer systems, facility expansion, and furniture and fixtures, but to a significantly lesser extent than in first quarter 2000.

     Our financing activities have generated cash of $47.9 million and $4.0 million for the six month periods ended June 30, 2000 and 1999, respectively. The majority of our financing activities in the first half of 2000 resulted from the net proceeds of our initial public offering, which occurred in the first quarter, whereas the majority of our financing activities in 1999 resulted from our series E preferred stock offering, which occurred in the second quarter.

     Our business plan will continue to require substantial capital to fund expansion. Our business plan includes the following:

     .  developing our sales organization and marketing initiatives;
     .  expanding our Internet Professional Services;
     . expanding internal infrastructure related to our operations centers in, Yukon Oklahoma and Denver Colorado;
     . evaluating potential acquisitions and investments; and . funding operating losses.

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

Recent Accounting Pronouncements

     See note 4 to the consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

     Market risks represent the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. We are exposed to market risks from changes in United States interest rates. Historically, and as of June 30, 2000, we have not used derivative instruments or engaged in hedging activities.

     We had long-term borrowings, including current maturities, of $3.0 million as of June 30, 2000. Of this amount, $1.8 million bears interest at a fixed rate of 13.9%. The fair value of the fixed-rate debt would change approximately $9,000 in the event of a 0.50% change in the level of interest rates. The remaining $1.2 million is variable rate debt. The annual interest expense would change by approximately $6,000 in the event of a 0.50% change in the level of interest rates on the variable rate debt.

     We temporarily invest our excess cash in money market funds and short term commercial paper. Changes in interest rates would not significantly affect the fair value of these cash investments due to their short term nature.

                                    PART II

Item 1. Legal Proceedings.

     We are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

Item 2. Changes in Securities.

(c) Securities sold

On March 25, 2000, we issued 10,000 shares of common stock to a former shareholder of Acorn in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

     None


Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     Exhibit No.                         Description
     -----------                         -----------
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



                                        ETINUUM, INC.

                                        By: /s/ TIMOTHY C. O'CROWLEY
                                                Timothy C. O'Crowley
                                            Chairman and Chief Executive
                                                       Officer



Signature                               Title                    Date
---------                               -----                    ----

/s/ TIMOTHY C. O'CROWLEY                Chairman and
------------------------                Chief Executive,         August 9, 2000
    Timothy C. O'Crowley                Officer
                                        (Principal
                                        Executive Officer)


/s/ STEVEN Q. HANSEN                    Chief Financial
------------------------                Officer (Principal       August 9, 2000
    Steven Q. Hansen                    Financial and
                                        Accounting Officer)