Form 10-Q
period 2000-09-30
DIGITAL LIGHTHOUSE CORP
filed 2000-11-14
CIK 1022191

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

             FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2000

                                      OR

[_]        Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

For the transition period from ____________ to _____________

                       Commission File Number: 333-94755

                        DIGITAL LIGHTHOUSE CORPORATION
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

(1)  Yes  [X]  No [_]
(2)  Yes  [X]  No [_]

On October 26, 2000, 18,385,651 shares of the registrant's Common Stock were outstanding

================================================================================

                               TABLE OF CONTENTS

                         PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets at December 31, 1999 and September 30, 2000 (unaudited)............      1
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September
   30, 1999 and September 30, 2000.......................................................................      2
Unaudited Condensed Consolidated Statement of Stockholders' Equity (Deficit) for the Nine Months Ended
   September 30, 2000....................................................................................      3
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999
   and September 30, 2000................................................................................      4

Notes to Condensed Consolidated Financial Statements.....................................................      5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
   Operations............................................................................................     10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................     19

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................................     20
Item 2.  Changes in Securities and Use of Proceeds.......................................................     20
Item 3.  Defaults Upon Senior Securities.................................................................     20
Item 4.  Submission of Matters to a Vote of Security Holders.............................................     20
Item 5.  Other Information...............................................................................     20
Item 6.  Exhibits and Reports on Form 8-K................................................................     20

     Unless otherwise indicated, all references to "Digital Lighthouse," "we," "us" and "our" refer to Digital Lighthouse Corporation, a Delaware corporation, and our predecessor Colorado corporation. When used in the Report, the words "intend," "expects," "plans," "estimates," "anticipates," "projects," "believes," and similar expressions are intended to identify forward-looking statements. Specifically, statements included in this Report that are not historical facts, including statements about our beliefs and expectations about our business and our industry are forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially. Forward looking statements included in this Report speak only as of the date of this Report and we will not revise or update these statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

     All brand names and trademarks appearing in this filing are the property of their holders.

Item 1. Financial Statements
                DIGITAL LIGHTHOUSE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)

                                                                                                  December 31,      September 30,
                                 ASSETS                                                              1999               2000
                                                                                                    -------            -------
                                                                                                           (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents....................................................                      $ 6,204            $11,663
 Restricted cash..............................................................                          407              4,457
 Short term investments.......................................................                           --              9,734
 Receivables, net of allowances of  $464 and $562 respectively--
  Trade.......................................................................                        5,218             13,618
  Unbilled....................................................................                        1,108              1,300
  Other.......................................................................                           --                289
 Related party notes receivable...............................................                          690                786
 Prepaid expenses.............................................................                          713              2,539
 Other current assets.........................................................                          193                275
                                                                                                    -------            -------
   Total current assets.......................................................                       14,533             44,661
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,223 and
 $7,074, respectively.........................................................                        7,982             15,990

GOODWILL AND OTHER INTANGIBLES, net of amortization of $5,062 and
 $3,438, respectively.........................................................                        2,808              7,163
OTHER ASSETS..................................................................                        1,055              1,351
                                                                                                    -------            -------
   Total assets...............................................................                      $26,378            $69,165
                                                                                                    =======            =======
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Trade accounts payable.......................................................                      $ 1,668            $ 3,685
 Accrued compensation.........................................................                        1,347              2,146
 Other accrued liabilities....................................................                        2,034                367
 Restructuring Costs..........................................................                           --              4,584
 Customer deposits............................................................                          237                140
 Current portion of notes payable and capital leases..........................                        1,316              2,240
 Related party notes payable..................................................                          398                398
                                                                                                   --------            -------
   Total current liabilities..................................................                        7,000             13,560
 Deferred rent................................................................                          245                193
 Long-term notes payable and capital lease, net of current portion............                        1,722              3,766
                                                                                                   --------            -------
   Total liabilities..........................................................                        8,967             17,519
                                                                                                   --------            -------
COMMITMENTS AND CONTINGENCIES (Note 8)........................................
CONVERTIBLE PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION, $.001 par value,
 10,000,000 shares authorized.................................................                       59,408                 --

STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock, $.0001 par value, 100,000,000 shares authorized, 1,881,444 and 18,385,651 shares issued and outstanding as of December 31, 1999 and
   September 30, 2000, respectively...........................................                            1                  2
 Additional paid-in capital...................................................                           --            115,993
 Warrants for common stock....................................................                           --              1,254
 Unearned compensation........................................................                       (1,266)            (3,871)
 Accumulated deficit..........................................................                      (40,732)           (61,732)
                                                                                                   --------            -------
   Total stockholders' equity (deficit).......................................                      (41,997)            51,646
                                                                                                   --------            -------
   Total liabilities and stockholders' equity (deficit).......................                     $ 26,378            $69,165
                                                                                                   ========            =======

                 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                   DIGITAL LIGHTHOUSE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)



                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                  September 30,
                                                                   1999          2000            1999           2000
                                                                ----------    -----------     ----------     -----------
                                                                                     (unaudited)
REVENUE.....................................................    $    5,567    $    12,134     $   15,878     $    30,440
DIRECT COST OF SERVICES.....................................        (4,296)        (7,485)       (11,354)        (19,159)
                                                                ----------    -----------     ----------     -----------


GROSS PROFIT................................................         1,271          4,649          4,524          11,281
                                                                ----------    -----------     ----------     -----------

OPERATING EXPENSES:
  Selling, general and administrative.......................         3,864          9,128          9,957          22,938
  Depreciation and amortization.............................           875          1,454          2,415           3,465
  Research and development..................................           389             --          1,061              --
  Restructure charge........................................            --          5,009             --           5,009
                                                                ----------    -----------     ----------     -----------
     Total operating expenses...............................         5,128         15,591         13,433          31,412
                                                                ----------    -----------     ----------     -----------


LOSS FROM OPERATIONS........................................        (3,857)       (10,942)        (8,909)        (20,131)
                                                                ----------    -----------     ----------     -----------

OTHER (EXPENSES) INCOME:
  Recovery from Spider......................................            --             --             --             522
  Interest income...........................................            23            477             82           1,138
  Interest expense..........................................            (8)           (58)           (19)           (179)
  Loss on disposal of equipment and other                              (11)           (22)           (12)            (66)
                                                                ----------    -----------     ----------     -----------
NET LOSS....................................................    $   (3,853)   $   (10,545)    $   (8,858)    $   (18,716)
                                                                ==========    ===========     ==========     ===========

NET LOSS APPLICABLE TO COMMON
   STOCKHOLDERS:
     Net loss...............................................    $   (3,853)   $   (10,545)    $   (8,858)    $   (18,716)
     Accretion of mandatorily redeemable convertible
       preferred stock......................................          (132)            --           (387)           (882)
     Cumulative dividends to preferred stockholders.........            --             --             --          (1,402)
     Guaranteed minimum return on series F preferred stock..            --             --             --         (13,366)
                                                                ----------    -----------     ----------     -----------

NET LOSS APPLICABLE TO COMMON
   STOCKHOLDERS.............................................    $   (3,985)   $   (10,545)    $   (9,245)    $   (34,366)
                                                                ==========    ===========     ==========     ===========

BASIC AND DILUTED NET LOSS PER SHARE........................    $    (2.13)   $     (0.57)    $    (4.95)    $     (2.60)
                                                                ==========    ===========     ==========     ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING--
     BASIC AND DILUTED......................................     1,868,124     18,387,023      1,868,100      13,239,841
                                                                ==========    ===========     ==========     ===========

                The accompanying notes to financial statements
             are an integral part of these consolidated statements

                   DIGITAL LIGHTHOUSE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 (Amounts in thousands, except share amounts)

                                                   Common Stock     Additional   Warrants in
                                                ------------------    Paid-In      Common       Unearned     Accumulated
                                                  Shares    Amount    Capital      Stock      Compensation     Deficit       Total
                                                ----------  ------  ----------   -----------  ------------   -----------   --------
BALANCES, December 31, 1999...................   1,881,444  $    1  $       --   $        --  $     (1,266)  $   (40,732)  $(41,997)
 Accretion of preferred stock to
   liquidation and Redemption value...........          --      --          --            --            --          (882)      (882)
 Cumulative dividends to preferred
   Stockholders...............................          --      --          --            --            --        (1,402)    (1,402)
 Guaranteed minimum return to series F
   preferred stockholders.....................          --      --     (13,366)           --            --            --    (13,336)
 Warrants issued..............................          --      --          --         1,254            --            --      1,254
 Option grants................................          --      --       4,306            --        (4,306)           --         --
 Option exercises.............................         375      --           1            --            --            --          1
 Amortization of unearned compensation........          --      --          --            --         1,701            --      1,701
 Initial public offering, net.................   4,500,000      --      47,851            --            --            --     47,851
 Preferred stock converted into common
   stock......................................  11,593,832       1      75,057            --            --            --     75,058
 Issuance of common stock for the Acorn
   acquisition................................      10,000      --         119            --            --            --        119
 Issuance of common stock for the
   Lighthouse acquisition.....................     400,000      --       2,025            --            --            --      2,025
 Net loss.....................................          --      --          --            --            --       (18,716)   (18,716)
                                                ----------  ------  ----------   -----------  ------------   -----------   --------
BALANCES, September 30, 2000 (unaudited)......  18,385,651  $    2  $  115,993   $     1,254  $     (3,871)  $   (61,732)  $ 51,646
                                                ==========  ======  ==========   ===========  ============   ===========   ========


                The accompanying notes to financial statements
            are an integral part of these consolidated statements.

                DIGITAL LIGHTHOUSE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                Nine months ended
                                                                                                   September 30,
                                                                                                1999           2000
                                                                                              -------        --------
                                                                                                (unaudited)
Cash flows from operating activities:
Net loss....................................................................................  $(8,858)       $(18,716)
Adjustments to reconcile net loss to net cash used in operating activities--
   Depreciation and amortization............................................................    2,415           3,465
   Amortization of warrants.................................................................       --             702
   Discount on short term investments.......................................................       --             428
   Stock compensation expense...............................................................       12           1,701
   Changes in assets and liabilities--
      Receivables...........................................................................    1,197          (7,714)
      Prepaid and other assets..............................................................     (715)         (1,580)
      Accounts payable......................................................................      466             570
      Accrued expenses......................................................................      975           3,312
      Other.................................................................................       68             (52)
                                                                                              -------        --------
   Net cash used in operating activities....................................................   (4,440)        (17,884)

Cash flows from investing activities:
Short term investments......................................................................       --         (10,162)
Purchase of property and equipment..........................................................   (3,817)         (9,202)
Restricted cash.............................................................................     (258)         (4,050)
Acquisitions, net of cash acquired..........................................................       --          (2,469)
Notes receivables...........................................................................     (450)            (97)
                                                                                              -------        --------
   Net cash used in investing activities....................................................   (4,525)        (25,980)

Cash flows from financing activities:
Proceeds from preferred stock offering, net.................................................    3,970              --
Proceeds from initial public offering, net..................................................       --          47,851
Borrowings..................................................................................    1,623           2,583
Repayment of borrowings.....................................................................      (13)         (1,112)
Options exercised...........................................................................       --               1
                                                                                              -------        --------
   Net cash provided by financing activities................................................    5,580          49,323

Net (decrease) increase in cash and cash equivalents........................................   (3,385)          5,459
                                                                                              -------        --------
Cash and cash equivalents, beginning of period..............................................    3,752           6,204
                                                                                              -------        --------
Cash and cash equivalents, end of period....................................................  $   367        $ 11,663
                                                                                              =======        ========


Supplemental disclosures of cash flow information:
Cash paid for interest......................................................................  $    19        $    123

Acquisition of property, plant and equipment through the issuance of
   capital leases or other financing facilities.............................................  $ 1,623        $  2,583


                 The accompanying notes to financial statements
             are an integral part of these consolidated statements.

                DIGITAL LIGHTHOUSE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Organization and Nature of Business

     Digital Lighthouse is an eBusiness Service Provider, delivering integrated end-to-end customer relationship management (CRM) solutions. We enable our clients to increase the lifetime value of their customers and streamline customer interactions in order to become more effective customer-centric enterprises. Digital Lighthouse focuses on the design and integration of technologies required for organizations to harness the power of the customer-centric business model. We offer Internet Professional and Operational ASP services that help transform businesses into customer-centric enterprises. Digital Lighthouses designs, integrates and operates the technological and operational infrastructures that enable our clients to manage their direct-to-customer relationships effectively and efficiently. These services include the integration and customization of customer interactions systems, including transaction platforms, communications systems, web site interfaces and content management programs. Beyond systems design, integration and customization, Digital Lighthouse also manages and analyzes customer data. Our Operational ASP Services team operates and manages CRM related technical and operation infrastructures, including software and data hosting and ongoing customer communication programs.

(2)  Interim Financial Data

     The consolidated balance sheet as of September 30, 2000, statement of stockholders' equity (deficit) for the nine months ended September 30, 2000 and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 1999 and 2000 have been prepared by us without an audit. In our opinion, all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for this interim period are not necessarily indicative of the results for the full year.

    The accompanying financial statements should be read with our consolidated financial statements included in our Registration Statement filed on Form S-1 with the Securities and Exchange Commission on March 24, 2000. Certain prior period amounts have been reclassified to conform to the current period's presentation.

(3)  Short Term Investments

     All short-term investments, consisting of commercial paper, are currently classified as held to maturity in accordance with Financial Accounting Standards Board ("FASB") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Realized gains and losses, dividends, and interest income for these securities are included in earnings.

(8)  Recently Adopted Accounting Standards

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activity. SFAS No. 133, as amended by SFAS No. 137 in June 1999, is effective for the company for all periods in fiscal year 2001. SFAS No. 133 requires all derivatives to be recorded on the balance sheet as either an asset or liability and measured at their fair value. Changes in the derivatives fair value will be recognized currently in earnings unless specific hedging accounting criteria are met. SFAS No. 133 also establishes uniform hedge accounting criteria for all derivatives. The company currently does not use any derivative instruments and accordingly does not believe that the adoption of SFAS No. 133 will have any impact on its financial statements.

(5)  Net Loss Per Share

     Effective March 2, 2000, we amended our Certificate of Incorporation to change the automatic conversion of our preferred stock (other than our series A preferred stock) to provide that all such preferred stock, including unpaid dividends, automatically converted into common stock on a four for one basis upon completion of an initial public offering of common stock resulting in aggregate proceeds to Digital Lighthouse of at least $25 million and a per share price of at least $10.00.

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

     Components of our net loss per share of ($2.60) for the nine months ended September 30, 2000 are as follows:

Net loss..............................................................  $(1.41)
Accretion of mandatorily redeemable convertible preferred stock.......   (0.07)
Cumulative dividends to preferred stockholders........................   (0.11)
Guaranteed minimum return on series F preferred stock.................   (1.01)
                                                                        ------
Net loss applicable to common stockholders............................  $(2.60)
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

2000 Stock Incentive Plan

     In January 2000, we adopted the 2000 Stock Incentive Plan and reserved 2,750,000 shares of common stock for issuance upon stock grants or exercise of options granted under this plan. As of September 30, 2000, we had granted 695,862 options under this plan. Compensation expense related to these grants and other grants under our 2000, 1998 and 1997 plans for the nine months ended September 30, 2000 was approximately $1,701,000.

Warrant

     In January 2000, Digital Lighthouse granted a warrant to a major customer to purchase 181,250 shares of common stock at an exercise price of $8.52 per share. The value of the warrant at the date of grant was approximately $1.1 million and is being amortized over one year. Sales to this customer as a percentage of revenue were 27% and 28% for the three and nine months ended September 30, 2000, respectively.

(7)  Borrowings

     In June 2000, we entered into an equipment lease facility agreement, which provides us with up to $10 million in financing on purchases of new equipment and furniture. The facility is available to draw upon through June of 2001 and provides for leasing terms of between three and five years. The cost of funds is determined at the date of funding and the facility is secured by the equipment purchased and up to an equal amount in restricted cash. As of September 30, 2000 we had approximately $3.1 million outstanding under this line of credit.

(8)  Commitments and Contingencies

     On October 1, 1999, we acquired Acorn Information Systems, Inc. ("Acorn"). On March 20, 2000, the contingent earn-out provision relating to the Acorn acquisition was amended. As a result, four former stockholders of Acorn, who are now our employees, will collectively receive a total of $200,000, on each of the first and second anniversaries of the acquisition, assuming all four employees remain employed when these amounts become due. On the third anniversary of the Acorn acquisition, the former Acorn stockholders will be entitled to receive an additional $400,000 aggregate payment so long as they are employed by Digital Lighthouse on that date or, if approved by our Chief Executive Officer, at least two of them are employed by Digital Lighthouse on that date. These payments will be accounted for as compensation expense in the years earned. These four employees were also granted a total of 400,000 stock options at an exercise price of $10.00 per share one-third of which vested immediately and the remainder vesting monthly over the next thirty months. A former stockholder of Acorn, who is not a Digital Lighthouse employee, was issued 10,000 shares of our common stock, which was accounted for as additional purchase consideration.

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

(9)  Acquisitions:

     Lighthouse Consulting Group, Inc. In July 2000, we completed a merger with Lighthouse Consulting Group, a content and document management consulting firm based in Kansas City, Missouri. The purchase was accounted for under the purchase method of accounting. The purchase price consisted of $878,000 in cash, 400,000 shares of common stock valued at $2.0 million for a total purchase price of $2.9 million. An additional 200,000 shares of our common stock may be issued on March 31, 2001 and an additional 200,000 shares of our common stock may be issued on March 31, 2002 if certain financial results are attained. The acquisition of Lighthouse has allowed us to expand our capabilities in Professional Services and expand our presence in major metropolitan areas such as New York and Chicago.

     Riptide Communications, Inc. In July 2000, we acquired the assets and certain liabilities of Riptide Communications, Inc., a web design and hosting company based in New York City, New York. The purchase was accounted for under the purchase method of accounting. The purchase price consisted of $1.6 million in cash. The acquisition of Riptide has allowed us to expand our abilities in providing web services to our clients.

     The purchase price allocations are subject to adjustments based upon the final determination of the fair value of assets acquired and liabilities assumed. Digital Lighthouse does not believe any such adjustments will materially change the initial purchase price allocation.

     The allocation of consideration given during the nine months ended September 30, 2000 to the acquired assets is as follows:

     Purchase price:
        Cash paid.............................................  $    2,476,820
        Common stock issued to former owners..................       2,025,000
                                                                --------------
        Total purchase price..................................  $    4,501,820
                                                                ==============


     Allocation of the purchase price to acquired assets and assumed liabilities:

        Cash..................................................  $        7,941
        Accounts receivable...................................       1,168,404
        Prepaid, deposits & other current assets..............          61,898
        Equipment.............................................         938,769
        Goodwill and other intangible assets..................       5,568,000
        Liabilities and debt assumed..........................      (3,243,192)
                                                                --------------
           Amounts allocated..................................  $    4,501,820
                                                                ==============

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. This discussion and analysis contains certain forward-looking statements that are based on current expectations and involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of the uncertainty of several factors.

Overview

     Digital Lighthouse is an eBusiness Service Provider, delivering integrated end-to-end customer relationship management (CRM) solutions. We enable our clients to increase the lifetime value of their customers and streamline customer interactions in order to become more effective customer-centric enterprises. Digital Lighthouse focuses on the design and integration of technologies required for organizations to harness the power of the customer-centric business model. We offer Internet Professional and Operational ASP services that help transform businesses into customer-centric enterprises. Digital Lighthouses designs, integrates and operates the technological and operational infrastructures that enable our clients to manage their direct-to-customer relationships effectively and efficiently. These services include the integration and customization of customer interactions systems, including transaction platforms, communications systems, web site interfaces and content management programs. Beyond systems design, integration and customization, Digital Lighthouse also manages and analyzes customer data. Our Operational ASP Services team operates and manages CRM related technical and operation infrastructures, including software and data hosting and ongoing customer communication programs.

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

     Selling, general and administrative expenses have increased, and we expect them to continue to increase as we recruit additional support personnel for
continued growth.   These expenses consist primarily of salaries, commissions, benefits, and related expenses for personnel engaged in sales and client support; salaries and related expenses of executive management, human resources, finance and administrative personnel; expenses related to our facilities; marketing and branding expenses, including trade shows and promotional events; and other general corporate expenses. During the third quarter of 2000, we recognized $276,000 and $404,000 in compensation expense related to warrants and stock option grants, respectively.

     Depreciation and amortization expenses consist of the depreciation of equipment used in our operations, including phone switches and computer equipment at our facilities. These expenses will continue to increase as we build out our additional operations service centers. Depreciation and amortization also consists of amortization of goodwill and other intangibles. We had $7.2 million of goodwill and other intangibles, net of amortization at September 30, 2000. We amortize our goodwill over five years and other intangibles over three years.

     Research and development expenses consist of charges, including labor and materials, related to the development and enhancement of software and technology platforms used in providing services to our clients. In 2000 and going forward, we anticipate these expenses to be minimal as a result of our transferring the rights to the proprietary software that we had developed to a newly formed subsidiary, Spider Technologies, Inc. ("Spider"), and spinning off the stock of Spider to our stockholders in the fourth quarter of 1999 to form a separate company.

     Restructure charge consist of one-time accrued expenses taken in September 2000 related mainly to the elimination of personnel positions and facilities resulting from improved efficiencies from automated systems and the deletion of duplicated positions and responsibilities as an indirect result of the acquisitions. The charge was approximately $5 million of which approximately $4.5 million was related to personnel severance charges and approximately $500,000 was related to facilities discontinuation charges. The overall savings is expected to save the Company at least $6 million over the next 12 months. The severance charges will impact cash usage, as the severances are salary and benefit continuation with an average duration of seven months.

     Interest income is primarily earned on cash balances in our bank accounts and short-term investments, and will decrease as we use the proceeds of our initial public offering for working capital requirements. Interest expense is incurred on our debt and capital lease obligations that we use to finance a portion of our capital expenditures. In June 2000, we entered into a $10 million equipment lease facility. As of September 30, 2000, $6.9 million was available under this facility. Use of this facility will increase our interest expense in future periods.

Results of Operations

     The following table sets forth data for the three and nine months ended September 30, 1999 and 2000 taken from our consolidated statements of operations. We evaluate our business based on numerous factors, including revenue and gross profit as a percentage of our revenues.


                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                    September 30,
                                                       1999            2000              1999           2000
                                                      -------        --------           -------       --------
                                                                    (Dollars in thousands)
                                                                         (unaudited)
Revenue.......................................        $ 5,567        $ 12,134           $15,878       $ 30,440
Direct cost of services.......................         (4,296)         (7,485)          (11,354)       (19,159)
                                                      -------        --------           -------       --------
Gross profit..................................          1,271           4,649             4,524         11,281
Operating expenses:
  Selling, general and administrative.........          3,864           9,128             9,957         22,938
  Depreciation and amortization...............            875           1,454             2,415          3,465
  Research and development....................            389              --             1,061             --
  Restructuring charge........................             --           5,009                --          5,009
                                                      -------        --------           -------       --------
     Total operating expenses.................          5,128          15,591            13,433         31,412
                                                      -------        --------           -------       --------
Loss from operations..........................         (3,857)        (10,942)           (8,909)       (20,131)
Other (expense) income:
  Recovery from Spider........................             --              --                --            522
  Interest income.............................             23             477                82          1,138
  Interest expense............................             (8)            (58)              (19)          (179)
  Loss on disposal of equipment and other                 (11)            (22)              (12)           (66)
                                                      -------        --------           -------       --------
Net loss......................................        $(3,853)       $(10,545)          $(8,858)      $(18,716)
                                                      =======        ========           =======       ========

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Revenue. Revenue for the third quarter of 2000 was $12.1 million, which was 118% greater than revenue of $5.6 million for the third quarter of 1999. The increase came primarily from new clients working with the customer relationship professional services team. ASP operations service revenue also grew through the expansion of existing accounts.

     Direct cost of services. Direct cost of services for the third quarter of 2000 was $7.5 million, compared to $4.3 million for the third quarter of 1999. Direct costs as a percentage of revenue decreased from 77% to 62% primarily as a result of a change in mix of our revenue towards our customer relationship professional services, our focus on increased utilization of our people, and our efforts to consolidate similar customer services into the same operations service centers.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $9.1 million, or 75% of revenue, in the third quarter of 2000, compared to $3.9 million, or 69% of revenue, in the third quarter of 1999. This increase consists primarily of salaries and related expenses resulting from an increase in personnel to support continued growth in our professional services and ASP operations areas. The two acquisitions in the third quarter contributed substantially to this increase, however, we would expect these to decline as a percentage of revenue over time as we continue to grow our professional services and ASP operational areas, as well, as cross selling to our existing customer base. Included also is the costs of soliciting potential customers such as brochures, trade shows, consulting fees, printing, advertising and promotional campaigns as we continue our additional focus on our sales and marketing efforts. In addition, we incurred approximately $404,000 in compensation expense for incentive stock options and $276,000 in amortization expense for warrants granted.

     Depreciation and amortization expenses. Depreciation and amortization expenses in the third quarter of 2000 were $1,454,000 compared to $875,000 in the third quarter of 1999. The increase resulted from approximately $7.2 million of capital expenditures primarily relating to the expansion of infrastructure to support our existing centers and offices, as well as, expenses related to opening new locations.

     Research and development expenses. Research and development expenses in the third quarter of 2000 were negligible compared to $389,000 in the third quarter of 1999. The decrease in research and development expenses was a result of our transferring proprietary software used in the Digital Lighthouse WebDirect System to Spider prior to our spin-off of Spider in the fourth quarter of 1999. Nearly all of our research and development expenses were attributable to the development of this proprietary software.

     Restructure charge. In September 2000, we accrued expenses of approximately $5 million related to the restructuring of our organization. We eliminated several personnel positions as a result of automated processes and duplication of responsibilities indirectly related to the acquisitions we completed in the third quarter. Approximately $4.5 million is related to severance costs and approximately $500,000 is related to discontinued facility usage. Approximately $500,000 was applied against these charges in the month of September.

     Interest income. Interest income in the third quarter of 2000 was $477,000 compared to $23,000 in the third quarter of 1999. Fluctuations in interest income from year to year are due to varying rates of interest when we invest our cash in short-term financial instruments. The substantial increase for the third quarter of 2000 compared to the same period in 1999 resulted largely from the investment of the proceeds of our initial public offering.

     Interest expense. Interest expense in the third quarter of 2000 was $58,000, compared to $8,000 in the third quarter of 1999. Interest expense in both quarters resulted from our borrowings under our credit facilities and capitalized leases for office equipment and furniture.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Revenue. Revenue for the nine months ended September 30, 2000 was $30.4 million which was 92% greater than revenue of $15.9 million for the nine months ended September 30, 1999. This increase was due primarily to revenue growth and maintenance from existing clients in our operational service centers, and increase in new client base in our customer relationship professional services team.

     Direct cost of services. Direct cost of services for the nine months ended September 30, 2000 was $19.2 million, compared to $11.4 million for the nine months ended September 30, 1999. Direct costs as a percentage of revenue decreased from 72% to 63% primarily as a result of a change in mix of our revenue towards our customer relationship professional services, our focus on increased utilization of our people, and our efforts to consolidate similar customer services into the same operations service centers.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $22.9 million, or 75% of revenue, for the nine months ended September 30, 2000, compared to $10.0 million, or 63% of revenue, for the nine months ended September 30, 1999. This increase consists primarily of salaries and related expenses resulting from an increase in personnel to support continued growth in our professional services and ASP operations areas. The two acquisitions in the third quarter contributed substantially to this increase, however, we would expect these to decline as a percentage of revenue over time as we continue to grow our professional services and ASP operational areas, as well as, cross selling to our existing customer base. Included also is the costs of soliciting potential customers such as brochures, trade shows, consulting fees, printing, advertising and promotional campaigns as we continue our additional focus on our sales and marketing efforts. We also incurred approximately $1,701,000 in compensation expense for incentive stock options, $828,000 in amortization expense for warrants granted.

     Depreciation and amortization expenses. Depreciation and amortization expenses in the nine months ended September 30, 2000 were $3.5 million, compared to $2.4 million for the nine months ended September 30, 1999. The increase resulted from approximately $9.2 million of capital expenditures primarily relating to the expansion of infrastructure to support our existing centers and offices, as well as, expenses related to opening new locations.

     Research and development expenses. Research and development expenses in the nine months ended September 30, 2000 were negligible compared to $1,061,000 for the nine months ended September 30, 1999. The decrease in research and development expenses was a result of our transferring proprietary software used in the Digital Lighthouse WebDirect System to Spider prior to our spin-off of Spider in the fourth quarter of 1999. Nearly all of our research and development expenses were attributable to the development of this proprietary software.

     Restructure charge. In September 2000, we accrued expenses of approximately $5 million related to the restructuring of our organization. We eliminated several personnel positions as a result of automated processes and duplication of responsibilities indirectly related to the acquisitions we completed in the third quarter. Approximately $4.5 million is related to severance costs and approximately $500,000 is related to discontinued facility usage. Approximately $500,000 was applied against these charges in the month of September.

     Recovery from Spider. Effective October 1, 1999, Digital Lighthouse distributed 100% of the shares of Spider Technologies, Inc. to its stockholder on a pro-rata basis. As a result of advances given to Spider by Digital Lighthouse during the fourth quarter of 1999 and the probability of realization of payment at that time, Digital Lighthouse recorded a valuation allowance of approximately $1,055,000 for the year ended December 31, 1999. During the second quarter of 2000, Spider was able to complete a Series A financing and approximately $522,000 was recorded as a recovery.

     Interest income. Interest income in the nine months ended September 30, 2000 was $1,138,000 compared to $82,000 in the nine months ended September 30, 1999. Fluctuations in interest income from year to year are due to varying rates of interest when we invest our cash in short-term financial instruments. The increase for the first nine months of 2000 compared to the same period in 1999 resulted largely from the investment of the proceeds of our initial public offering in March 2000.

     Interest expense. Interest expense in the nine months ended September 30, 2000 was $179,000, compared to $19,000 in the first nine months of 1999. Interest expense in both quarters resulted from our borrowings under our credit facilities and capitalized leases for office equipment and furniture.

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

     Cash and cash equivalents at the end of the nine months ended September 30, 2000 were $11.7 million compared to $367,000 at the end of the nine months ended September 30, 1999. This increase excludes approximately $9.7 million in short-term investments with original maturities between ninety days and one year and
4.5 million in restricted cash. The increase compared to September 30, 1999 is primarily attributable to the net proceeds of our initial public offering.

     Cash used in operations for the nine months ended September 30, 2000 was $17.9 million, compared to $4.4 million for the nine months ended September 30, 1999. Our change in operating cash flow resulted primarily from our increased net loss, as well as additional prepayments. In addition, increases in receivables resulted from our expanding customer base, and decreases in accrued liabilities resulted from the pay down of outstanding liabilities with the proceeds from our initial public offering.

     Cash used in investing activities for the nine months ended September 30, 2000 was $26.0 million compared to $4.5 million for the nine months ended September 30, 1999. This increase is due primarily to our investing part of the proceeds from our initial public offering in short term commercial paper, cash paid for acquisitions of Lighthouse and Riptide and also as a result of our continued focus on investing in and expanding our infrastructure to provide the volume of services necessary for our increasing client base. Additionally, in the first quarter of 2000, we added internal infrastructure as a consequence of our increase in management and support personnel. During the first quarter of 1999, we began preparing to open our operations service center in Fort Scott, Kansas and we moved our headquarters from Denver to Englewood, Colorado, which resulted in some capital investments in computer systems, facility expansion, and furniture and fixtures, but to a significantly lesser extent than in first quarter 2000.

     Our financing activities have generated cash of $49.3 million and $5.6 million for the nine month periods ended September 30, 2000 and 1999, respectively. The majority of our financing activities in the first half of 2000 resulted from the net proceeds of our initial public offering, which occurred in the first quarter, whereas the majority of our financing activities in 1999 resulted from our series E preferred stock offering, which occurred in the second quarter.

     Our business plan will continue to require substantial capital to fund expansion. Our business plan includes the following:

     .  Developing our sales organization and marketing initiatives;
     .  Expanding our Internet Professional Services;
     . Expanding internal infrastructure related to our operations centers . Evaluating potential acquisitions and investments; and . Funding operating losses.

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

Recent Accounting Pronouncements

     See note 4 to the condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

     Market risks represent the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. We are exposed to market risks from changes in United States interest rates. Historically, and as of September 30, 2000, we have not used derivative instruments or engaged in hedging activities.

     We had long-term borrowings, including current maturities, of $6.4 million as of September 30, 2000. Of this amount, $2.0 million bears interest at fixed rates of 10.0% and 13.9%. The fair value of the fixed-rate debt would change approximately $9,000 in the event of a 0.50% change in the level of interest rates. The remaining $4.4 million is variable rate debt. The annual interest expense would change by approximately $6,000 in the event of a 0.50% change in the level of interest rates on the variable rate debt

     We temporarily invest our excess cash in money market funds and short-term commercial paper. Changes in interest rates would not significantly affect the fair value of these cash investments due to their short-term nature.

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



                                DIGITAL LIGHTHOUSE, INC.

                                By:  /s/ TIMOTHY C. O'CROWLEY
                                         Timothy C. O'Crowley
                                    Chairman and Chief Executive
                                              Officer



Signature                       Title                   Date
---------                       -----                   -----

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