Form 10-K405
period 2000-12-31
DIGITAL LIGHTHOUSE CORP
filed 2001-04-17
CIK 1022191

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       or

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-94755

                              --------------------

                         DIGITAL LIGHTHOUSE CORPORATION
             (Exact name of Registrant as specified in its charter)

                              --------------------

            DELAWARE                                      84-1334615
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                          5619 DTC PARKWAY, 12TH FLOOR
                         ENGLEWOOD, COLORADO 80111-3017
          (Address of principal executive offices, including zip code)

                                 (303) 357-3000
              (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.0001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value, as of April 16, 2001, of Common Stock held by non-affiliates of the registrant: [$4,071,381] based on the last reported sale price on the Nasdaq National Market.

Number of shares of Common Stock outstanding on April 16, 2001: 18,385,651.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders, are incorporated by reference in Part III of this report.

                         DIGITAL LIGHTHOUSE CORPORATION

                               INDEX TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                                                            PAGE

PART I

           Item 1.     Business.............................................................................................3

           Item 2.     Properties..........................................................................................11

           Item 3.     Legal Proceedings...................................................................................12

           Item 4.     Submission of Matters to a Vote of Security Holders.................................................12

PART II

           Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters...............................12

           Item 6.     Selected Financial Data.............................................................................13

           Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations...............14

           Item 7a.    Quantitative and Qualitative Disclosures About Market Risk..........................................20

           Item 8.     Financial Statements and Supplementary Data.........................................................20

           Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................20

PART III

           Item 10.    Directors and Executive Officers of the Registrant..................................................20

           Item 11.    Executive Compensation..............................................................................20

           Item 12.    Security Ownership of Certain Beneficial Owners and Management......................................20

           Item 13.    Certain Relationships and Related Transactions......................................................20

PART IV

           Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................20

SIGNATURES ................................................................................................................22

INDEX TO FINANCIAL STATEMENTS..............................................................................................F-1

PART I

    Item 1.     Business

           We caution the reader that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", "continue" or "pursue", or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.

           Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. We have based these statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that these expectations actually will be achieved.

           We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

OVERVIEW

           Digital Lighthouse Corporation is a technology integration firm exclusively focused on designing, building, integrating and operating advanced Customer Relationship Management (CRM) solutions for our clients. We assist our clients by enabling the technology and operational support that will identify and attract customers, initiate and manage customer interactions, and build and nurture customer relationships. Our CRM customers include Sony, Merrill Lynch and Salomon Smith Barney.

           We assist our clients with developing a holistic solution that optimizes their technology and operations for selling or dealing directly with their customers. We offer Internet Professional and Operational ASP services that help transform businesses into customer-centric enterprises. We understand the challenges of companies becoming customer-centric and can provide specific CRM solutions, as well as complete CRM solutions that help them evolve.

           CRM is an enterprise-wide model that facilitates the establishment and maintenance of mutually beneficial relationships between a company and its current and prospective customers. The objective of CRM is to enable a customer or prospect to efficiently and conveniently interact with a company through various means, including voice, e-mail, fax and real time online communication. There is no single piece of technology that covers the CRM business needs and architecture. Instead, it is the integration of various technologies that is necessary to create the holistic technological and operational infrastructure required to support CRM.

Specifically, our CRM service offerings include:

         - CRM strategy development
         - Customer knowledge and data analysis
         - Customer marketing analysis
         - Content and document management
         - Customer interaction and transaction systems
         - Interface design and web development
         - ASP and hosting services
         - Customer interaction operations - contact centers (voice, email, co-browse, live chat)

           We incorporated in Colorado in March 1996 under the name Intek Information, Inc. and reincorporated in Delaware in August 1996. In February 2000, we changed our name from Intek Information, Inc. to Etinuum, Inc. Effective September 7, 2000, we changed our name from Etinuum, Inc. to Digital Lighthouse Corporation.

           Our principal executive offices are located at 5619 DTC Parkway, 12th Floor, Englewood, CO 80111, and our telephone number is (303) 357-3000. We maintain a Web site at www.digitallighthouse.com and our subsidiary, Acorn, maintains a Web site at www.acornis.com. Information contained on these Web sites does not constitute part of this annual report and is not incorporated by reference in this annual report.

GOING CONCERN ISSUES

           Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred recurring losses from operations, have generated substantial cash flow deficits and are dependent upon raising additional financing to fund operations. In addition, our ability to achieve profitable operations is subject to significant risks and uncertainties including, but not limited to, our success in marketing our services and managing our operations and competitive factors. There is no guarantee that we will ever achieve profitable operations. Our operations are also subject to various forms of regulation. All of these factors raise substantial doubt about our ability to continue as a going concern. Our independent public accountants has stated in its opinion that there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the accumulated classification of liabilities that might result should we be unable to continue as a going concern.

           To date, we have completed various restructuring efforts in order to reduce our expenses and cash burn rate in order to achieve profitability. These restructurings include, but are not limited to, the reduction of personnel in administrative and non-billable positions, consolidating to only one communication center and slowing costs being spent on other selling, general and administrative cost activities. In addition, we are working on raising additional private capital and securing additional bank lines. We also made the decision to not open the communication center in Yukon, Oklahoma. We are attempting to sublease our Denver and Yukon Communication Centers, as well as a portion of the San Diego location that has been vacated due to this restructuring. In addition, we are attempting to recover a portion of the leasehold improvements made to these locations from the sublessor, and attempting to sell some of the equipment and furniture that exists there. We cannot assure you that any funds generated from these activities will be sufficient to meet our obligations as they come due or that our assets can be liquidated in a price in excess of their carrying value.

INDUSTRY BACKGROUND

           INCREASING USE OF E-COMMERCE AND ASSOCIATED DIRECT-TO-CUSTOMER INITIATIVES. The acceptance and rapid growth of the Internet has dramatically changed the way businesses and consumers communicate, obtain information, purchase goods and services, and conduct business. Traditional businesses are reevaluating their sales and marketing methods and increasingly seeking to sell directly to customers through e-commerce and associated direct-to-customer initiatives rather than relying solely on intermediaries, such as wholesalers and retailers. Direct-to-customer initiatives use a combination of Web sites, e-mail and other Internet-based communications, telephone communications, fax and mail. Direct-to-customer initiatives generally result in lower distribution costs and better control over the customer experience than does selling through intermediaries, and also provide the basis for future targeted marketing efforts. Direct sales can also provide companies with valuable end-user customer information, including buying patterns, feature and function preferences and customer support requirements. This information can be used to design better products, enhance marketing programs and improve overall customer satisfaction.

           INCREASING COMPLEXITY OF DIRECT-TO-CUSTOMER INITIATIVES. The process of establishing e-commerce and other direct-to-customer initiatives is becoming more complex as a result of the increasing sophistication of the products and services being offered and, in many cases, the need to integrate the initiatives into the existing business models of large traditional companies. Comprehensive internet strategies must include strategic and technological solutions that support CRM initiatives. Additionally, most CRM initiatives require several alternative points of contact between a company and its customers, including voice, e-mail, fax, real-time online communications and mail. Companies are recognizing that the task of quickly and effectively designing, building and operating these initiatives requires a specialized range and level of skills, technology and infrastructure.

           GROWING TREND TO OUTSOURCE. Many companies, whether implementing new or expanding existing CRM initiatives, often lack sufficient expertise, resources or the technical infrastructure to move rapidly from concept to launch and operation. The complexity of these efforts, the rapid pace of technological change and the difficulty of building in-house resources are generally driving companies to outsource the development of their programs.

           Typically, outsourcing service providers focus on only a subset of the complete range of services required to take a CRM initiative from concept to launch and operation. As a growing number of companies offer more complex products and services online, we believe that demand has increased for more sophisticated outsourced service providers. These companies are seeking service providers that can offer an integrated approach to the technological and personnel services required to rapidly capitalize on market opportunities.

THE DIGITAL LIGHTHOUSE SOLUTION

           We focus on the systems that create customer-centric enterprises. We are a customer-relationship professional service provider that designs, builds and integrates the systems, and provides the ongoing ASP operational support that enables companies to build profitable relationships with their customers. We typically initiate our services with a strategic consulting engagement involving a team of our management and technical personnel working with the client to plan its CRM initiatives. Based upon the specific client's strategy, internal capabilities and existing systems and infrastructure, we will define a program to use all or some of our services to meet their specific needs.

           Our approach and services enable our clients to rapidly implement their CRM initiatives and take advantage of market opportunities without lengthy start-up and in-house integration efforts. We believe the expertise and infrastructure we have developed allow us to rapidly and cost-effectively integrate CRM initiative into our clients' operations. These CRM initiatives are designed to be consistent across the various customer contact points and are linked across our systems, our client's systems and our clients' vendors' systems. We also believe that our experience working with companies offering sophisticated products, such as financial instruments and computer and electronic equipment, and using complicated sales processes, such as those found in business-to-business transactions, provides our clients with a competitive advantage as they implement direct-to-customer initiatives. We believe that our ability to improve time-to-market is particularly important for our target market of large traditional companies that face urgent competitive needs to establish CRM initiatives.

           We target clients that we believe provide significant opportunities for growth, particularly those with a need for CRM technology solutions. We direct our marketing efforts primarily toward Fortune 1000 companies with which we can develop long-term relationships. We believe that our current clients generally are, or are positioned to be, among the leaders in their industries. We look to grow our business with our clients by offering them additional services as their initiatives grow and by offering them new services as our capabilities expand.

DIGITAL LIGHTHOUSE'S SERVICES

           We design, build and integrate the systems, and provide the ongoing ASP operational support, that enables clients to build profitable relationships with their customers. We deliver these customer-centric solutions through the following services:

           STRATEGIC CONSULTING. Our strategic consulting services are focused on helping our clients increase sales and reduce costs, maintain customer loyalty and develop better business processes. Strategic consulting during the initial phase of a client engagement gives us the opportunity to develop a close, long-term relationship with the client and provides the opportunity to work with the client from inception to launch and operation of its initiative. Through our strategic consulting, we determine the clients' needs and objectives, then work with the clients to establish an overall program structure and to determine how the technology platforms, customer communications, data requirements and necessary personnel will work together. Steps in this process include:

           - generating strategic options that address the complete range of issues involved in establishing CRM initiatives, including channels, partnerships, pricing, technology deployment and customer strategies;
           - assessing the strategic options against the market opportunities, the competitive environment, the client's overall business strategy, its existing business processes and systems, available resources and technologies, and timing requirements;

           - determining the optimal client-specific strategic solution, including the scope of the initiative and related initiatives, broad technical requirements, timing and the parties responsible for each segment of the initiative; and
           - designing the overall initiative, including all deployment plans for technology solutions, communications center operations and customer data analysis. The planning includes implementation schedules, revenue and cost structures, personnel requirements, and technical partnerships and operations management.

           TECHNOLOGY SOLUTIONS. We provide comprehensive technology design and implementation services to facilitate CRM initiatives. Our solutions enable our clients to do business directly with their customers, whether they are internal or external, businesses or individual consumers. Most of our technology solutions involve transaction, content management, and customer analytics or interface systems. Our technology solutions services include:

           - evaluating CRM technology platforms to meet the clients' specific requirements;
           - installing, customizing and integrating CRM software or other technology platforms;
           - customizing and configuring applications, such as customer interfaces, order entry systems and customer information systems;
           - integrating platforms with the clients' existing systems and to the clients' vendors' systems;
           - using analytical methods to define and identify the target population for clients, and to advise clients about capturing key customer information and using external data sources to support detailed profiles of their customers;
           - analyzing the clients' customer and prospective customer information to find patterns of purchasing behavior and tying them into the clients' marketing objectives of improving sales effectiveness, building customer loyalty or acquiring new customers;
           - analyzing the effectiveness of the marketing channels and the conversion rates so that adjustments can be made to improve sales and marketing programs; and
           - providing on-going enhancements and optimization of the comprehensive technical solution.

           ASP AND CUSTOMER INTERACTION OPERATIONS. We use our customer representatives and communications services to operate our clients' e-commerce and other direct-to-customer initiatives. We have made significant investments in our infrastructure, such as systems hardware, communications systems and highly {-}trained personnel. We have designed our infrastructure specifically for efficient and reliable operations with complex products and sales processes. Our ASP and customer interaction operation services include:

           - managing the operations of our clients' direct-to-customer systems and customer databases from our communications centers;
           - communicating with our clients' customers through voice, e-mail, fax and real-time online communications; and
           -       providing hosting and data warehousing for our clients.

           Our communications centers provide a full range of interaction between our clients and their customers with a focus on services that require high levels of skills, expertise and technology. Our customer representatives are assigned to specific clients' initiatives and are given extensive training in the client's products and services in order to provide sales assistance and technical support to our clients' customers. By using highly trained personnel, we are able to provide added value to our clients, and we become an integral part of their businesses.

SALES AND MARKETING

         We market our integrated service offering to large companies that are establishing or expanding their direct-to-customer initiatives. Our marketing efforts are focused on two primary objectives:

           - educating potential clients and third-party influencers on e-commerce and other direct-to-customer strategies, the effective application of technology to direct-to-customer initiatives and the role of electronic services and operations in meeting direct-to-customer business objectives; and
           - positioning our company as an acknowledged leader in designing, building and operating e-commerce initiatives for complex products and sales processes.

           We intend to build our reputation through marketing, focused on decision-makers in various vertical markets, with an emphasis on specific vertical markets such as the financial services industry where our experience and services provide special value-added benefits to our clients.

           Our efforts include vertically targeted direct campaigns utilizing database marketing, advertisements in selected publications, an interactive and educational Web site, information pieces published for industry forums and educational seminars for high-level decision-makers. We promote our expertise in trade forums and publications, and directly to prospective clients.

           We also plan to develop additional relationships with management consulting, accounting, marketing and other professional firms that work with potential clients. We have existing relationships with many of these firms through our management team, board of directors and investors. We intend to bring greater focus to leveraging these contacts and exploring a range of partnerships, alliances and other formal relationships.

           We anticipate incurring additional sales and marketing expenses in the foreseeable future. These increased expenses may not be offset by increased revenues, causing an adverse affect on our financial results.

COMPETITION

           We compete in the growing market of companies that support businesses involved in CRM initiatives. Many companies offer, on an individual basis, one or more of the same services we do. Our primary potential competitors in the areas in which we provide services include the following:

           - STRATEGIC CONSULTING: consulting firms such as AnswerThink, Diamond Technology Partners, and the consulting arms of the Big Five accounting firms;

           - TECHNOLOGY SOLUTIONS: technology integrators, such as Accenture, Cambridge Technology, eLoyalty, Experian, Harte Hanks, Sapient, Scient, March First and Viant; and

           - ASP AND CUSTOMER INTERACTION OPERATIONS: customer support service companies, such as EDS, Perot Systems, PFSWeb, Stream and Teletech.

           We believe that the principal competitive factor in our market is the ability to provide a comprehensive range of high-end services to clients quickly and cost effectively. We believe that the other competitive factors in our market are operating performance and reliability, ease of implementation and integration, and price. We believe that we compete favorably with respect to these factors.

           We anticipate that competition in our market will increase substantially. There are relatively few barriers preventing competition from entering our market. We have no patents that preclude or inhibit others from offering the same services that we do. Many of the companies with which we compete today in limited areas, and other companies that may enter our market, have significantly greater name recognition and marketing, technical and financial resources than we have. If they or any other company were to offer comparable services on a more cost-effective or timely basis than we do, our business and financial results could suffer. We also face competition from the in-house capabilities of existing or potential clients, which could increase if economic conditions decline and companies take or keep programs in-house to avoid layoffs. In addition, our financial condition may put us at a disadvantage to our better-capitalized competitors.

TECHNOLOGY

           We provide our integrated technology services using Web-based software technology and an infrastructure developed specifically for CRM initiatives. Our software technology includes both third-party software, such as Documentum and Epiphany that are a part of our overall CRM solution to clients, as well as some software developed internally. Our infrastructure incorporates advanced networking technology that provides intra- and inter-company communications, including hosting and distribution of our software technologies. We assure a high degree of reliability through multiple Internet services and telecommunications providers, redundant Web servers, back-up power supplies and other measures.

           Our operations and ASP solutions include a sophisticated transaction processing system that provides personalization, routing and management of customer interactions across multiple channels including voice, e-mail, fax and real-time online communications. This system is used in our communications centers and supports most standardized services, protocols and interfaces for integration into our clients' and their vendors' existing systems.

This system incorporates software code that was transferred to Spider in October 1999. We have a 20-year non-exclusive license to use the software and, in general, to sublicense it to our clients. Spider now controls the development of this software and has the right to license it to third parties, which could expand its market acceptance but eliminates our advantage of being the sole provider of this technology to the marketplace. As a condition of the Spider spin-off, we are allowed to utilize Spider technology until November 2002 without any fee or royalty due to Spider. Thereafter, we will pay for the use of the technology at its most favored nations pricing if we choose to continue to utilize the Spider software. See "Risk Factors" for more information about the risks concerning our relationship with Spider.

           Another part of our service offering uses sophisticated technologies and analytical methods to enable our clients to maximize their marketing and customer retention programs. We have designed and developed certain database marketing software that is used in addition to third-party software. In addition, the group employs various analytical techniques that have been shown to be more effective than standard methods.

PERSONNEL AND TRAINING

           At December 31, 2000, we had 676 full-time employees. Of these, 37 were in executive, finance, sales and marketing, human resources and other administrative positions in our Denver headquarters office; 157 were in the technology solutions and strategic consulting facilities in San Diego, New Jersey, Connecticut, New York and Chicago; and 482 were in communications center operations in Denver and Fort Scott, Kansas. Approximately 20% of the employees in our communications centers are management and technical personnel.

           During the third quarter of 2000, we implemented a restructuring plan with the objective of improving operating efficiency, matching current operating expenses to expected future results, and improving upon our time frame to achieve profitability. During the first quarter of 2001, we have implemented a restructuring plan. Since implementing the restructurings, we eliminated 265 positions, closed our communication center in Denver and consolidated this operation into our Ft. Scott, Kansas facility, and decided not to open the communication center in Yukon, Oklahoma, and reduced administrative office space. As result, we have 370 employees as of March 31, 2001.

           Many of our employees are highly trained, not only in various technologies, but also in important aspects of our clients' businesses. For example, some of our senior personnel who consult with financial service institutions have previously worked in that industry. In addition, we provide training to our communications center personnel specifically related to a client's product or services. This training is generally covered by our agreements with the client and usually takes two to five weeks to complete. Using the same financial service institution example, the training may entail obtaining a Series 6, 7 or 63 license from the NASD. In some cases, we may cross-train personnel to cover different clients' programs to provide backup. Because our communications center personnel are highly trained, we generally pay them more and bill their services at higher rates than do traditional call center employers.

           Our success depends on our ability to continue to attract, retain and motivate intelligent, skilled employees. Competition for these people, especially those with technical and management capabilities, continues to be strong. None of our employees is represented by any collective bargaining unit, and we have never had a work stoppage. We believe our relations with our employees are good.

           We believe that we generally offer competitive compensation and benefits to our employees as compared to the competition and the market in general. In light of our recent stock price history, however, we suspended the operation of our Employee Stock Purchase Plan and nearly all of the options currently held by our employees are out-of-the money. We will continue to evaluate our compensation programs and adjust appropriately including the issuance of additional stock awards to current employees, incentive compensation for performance attainment, and other programs that we believe will have a positive impact on retaining and hiring talented labor.

ACQUISITIONS IN 2000

           In July 2000, we completed an acquisition of Lighthouse Consulting Group, Inc., a content and document management consulting firm based in Kansas City. The purchase price consisted of $878,000 in cash and 400,000 shares of our common stock, valued at $2 million. An additional 200,000 shares of our common stock may be issued March 31, 2002 if certain financial results are attained. The acquisition of Lighthouse has allowed us to expand our capabilities in professional services and expand our presence in major metropolitan areas such as New York and Chicago.

           In July 2000, we also acquired the assets and certain liabilities of Riptide Communications, Inc., a web design and hosting company based in New York City, New York. The purchase price consisted of $1.6 million in cash. The acquisition of Riptide has allowed us to expand our abilities in providing Web services to our clients.

REGULATORY MATTERS

           We provide services to companies in the financial services and insurance industries. In the past we have provided services to companies in mortgage lending industries. These industries are extensively regulated by federal, state and other agencies. Although compliance with many of these regulations is generally the responsibility of our clients, we must also meet some registration and licensing requirements.

           Our customer communications for these clients include responding to inquiries from our clients' existing or potential customers about the clients' products or services, developing leads for product sales based on criteria established by our clients and collecting data from our clients' customers. Regulations that may affect these activities for our clients may be adopted or changed at any time. In addition, as the content and geographical scope of our clients' initiatives change from time to time, regulations that previously did not apply may become applicable. We attempt to monitor these changes and to obtain licenses or make filings as necessary. In many cases, however, it is unclear whether a regulation or license requirement applies to a client's programs. In those instances, we seek clarification from the regulating agency. We have not always had all of the licenses we needed. We cannot assure you that we will be in compliance with all applicable regulations at all times in the future. Enforcement or private actions could be brought against us for failure to obtain necessary licenses.

           FINANCIAL SERVICES. We provide assistance in marketing various mutual funds and other financial products through a wholly owned subsidiary. This subsidiary and some of its employees must be registered with the SEC and licensed by the NASD and state securities commissions. Some of our employees who assist in the sales of financial products must pass a series of exams and meet continuing education requirements in order to maintain their licenses. We believe that our employees engaged in these activities are currently registered and licensed as required.

           INSURANCE SERVICES. We have provided in the past assistance in the marketing of insurance products through a wholly owned subsidiary. We are required to be licensed by various state insurance commissions for the particular type of insurance product to be sold and to participate in regular continuing education programs, which are currently paid for by us. Our subsidiary and its employees are currently licensed in the states in which we are marketing insurance products. We may not have held all necessary licenses at all times in the past.

           BUSINESS QUALIFICATION LAWS. Because it is often a condition to obtaining various licenses and because we often provide services for our clients to customers located throughout the United States, our subsidiaries and we have registered to do business as a foreign corporation in each state in which the conduct of our or their business requires registration. Failure to maintain registration in a jurisdiction in which it is required could expose us or our subsidiaries to taxes and penalties and limit our or their ability to conduct litigation in those states.

           TELEPHONE CONTACTS. Some of our communications center activities relating to telephone calls to residential telephone subscribers and telemarketing practices are regulated by the FCC, FTC and state agencies. Some states require us to register under their telemarketing statutes. We believe we are currently licensed, exempt from license requirements or in the process of obtaining a license in those states that regulate our telemarketing activities.

           INTERNET USE. There is an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state and foreign governments and agencies. The requirement that we or our clients comply with any new legislation or regulation, such as those requiring notice to Internet users that personal data is being captured, or any unanticipated application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for our or our clients' products and services, increase our cost of doing business or otherwise have a negative effect on our business, results of operations and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain.

           PAST SERVICES. Although we are not currently providing mortgage broker services, in the past, we have provided assistance to clients that marketed their mortgage lender products in a number of states. Most states have laws and regulations governing the registration or licensing and conduct of persons who, among other things, directly or indirectly solicit, accept or offer to accept an application for a mortgage loan.

RISK FACTORS

     In addition to the matters set forth in the foregoing discussion of our business, our operations and financial results are subject to the risks described below.

           WE HAVE NOT ACHIEVED POSITIVE CASH FLOW FROM OPERATIONS, AND IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL TO SUPPORT OUR OPERATIONS UNTIL WE BECOME CASH FLOW POSITIVE, OUR BUSINESS WILL FAIL.

           To date, we have funded our operations through both private and public equity offerings, lines of credit, and leases. During 2000, we raised $47.9 million through the sale of our common stock in an initial public offering, secured a $5 million accounts receivable line of credit, and approximately $4 million in capital leases. However, because we have not yet achieved positive cash flow for our operations, we will continue to require capital support until we are cash flow positive. While we are actively seeking strategic solutions to this issue, we cannot assure you that we will be successful in obtaining additional capital to support our operations until we become cas flow positive. See "Going Concern Issues" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

           OUR REVENUE MAY SUFFER FROM THE LOSS OF MAJOR CLIENTS.

           A substantial majority of our revenue during the past three years has been derived from on-going business with a few significant clients. In 2000, Sony accounted for 29% of our revenue, DirectTV accounted for 13% of our revenue and American Express and Instinet each accounted for nearly 10% of our revenue. We no longer provide services to DirecTV and Instinet. While we believe that certain of our newer clients will substantially offset the effect of losing these major clients, we cannot assure you that these new clients will generate the same amount of revenue or continue to use our services. We anticipate that our revenue will continue to be concentrated with a limited number of clients and that the amount of revenue from any particular client will vary from period to period.

           OUR ARRANGEMENTS WITH OUR CLIENTS MAY BE CANCELLED WITH LITTLE OR NO PENALTY AND MAY NOT BE INDICATIVE OF OUR FUTURE BUSINESS.

           Our agreements with our clients generally provide for services and payment on a month-to-month basis. Under most of our existing contracts, our clients may reduce or cancel their agreements with us with little or no penalty. In addition, we sometimes perform work for a client without a written agreement. Consequently, you should not anticipate our future revenue based on the number or identity of the clients we have, the level of services we have performed for those clients in the past or the scope of our existing agreements with those clients.

           WE ARE DEVOTING SIGNIFICANT TIME AND MONEY TO EXPAND OUR CRM PROFESSIONAL SERVICES EFFORTS, AND IF WE ARE UNABLE TO GENERATE SUFFICIENT ADDITIONAL REVENUE FROM THESE EFFORTS, OUR OPERATING RESULTS WILL BE HARMED.

           We are expanding and increasing our focus on CRM professional services as part of our plan to increase our operating margins and achieve profitability in the future. For example, we acquired Lighthouse Consulting Group to significantly expand our professional services capabilities. If we are unable to generate enough additional revenue to cover our increased costs associated with these activities, our margins and financial results may be impaired.

           SPIDER TECHNOLOGIES OWNS CRITICAL SOFTWARE ASSETS UPON WHICH WE RELY AND, THEREFORE, WE DO NOT HAVE COMPLETE CONTROL OVER OUR PRIMARY TECHNOLOGY PLATFORM WHICH COULD CAUSE US TO INCUR SIGNIFICANT COSTS AND EXPERIENCE DELAYS WITH RESPECT TO THE SOFTWARE, AND FACE INCREASED COMPETITION.

           To date, we have used our WebDirect System as the technology platform in the some of solutions we have developed for our clients. Spider controls the development of the proprietary software that is used in the WebDirect System and has the right to license it to third parties. Although we have a 20-year non-exclusive license from Spider to use this software, as well as other protections, if Spider were to cease operations, or otherwise cause us to have to take over development of its software, or if the Spider Technology software does not meet our requirements in the future so that we would need to develop new software, we would incur significant costs and could experience substantial delays in implementing solutions for our clients, which would harm our business. In addition, to the extent that our clients or competitors license the software directly from Spider, we would lose our competitive advantage of being the sole provider of this technology to the marketplace.

           SPIDER HAS SIGNIFICANT FINANCIAL OBLIGATIONS TO US WHICH IT MAY BE UNABLE TO REPAY UNLESS IT IS ABLE TO GENERATE REVENUES OR OBTAIN FINANCING.

           Since our spin-off of Spider in October 1999, Spider has incurred obligations to us of approximately $1.8 million. We anticipate that Spider will incur costs of approximately $1.5 million a quarter to continue its current level of operations. We may elect to continue funding these costs if we believe there is a reasonable likelihood that Spider will generate sufficient revenue or obtain third party financing to pay its obligations to us. If Spider were not able to pay its obligations to us, it would have a negative effect on our results of operations in the period in which the losses are recognized.

           WE MAY BE REQUIRED TO DELIST OUR SHARES FROM NASDAQ FIF WE DO NOT COME INTO COMPLIANCE WITH NASDAQ CONTINUED LISTING REQUIREMENTS

           On April 5, 2001 we were notified by Nasdaq that we had violated the continued listing requirements of Nasdaq by failing to maintain a minimum market value of public float of $5 million and a minimum bid price of $1.00 over 30 consecutive trading days. We have 90 days from this date, or until July 5, 2001, to remedy the situation or we will be delisted from the Nasdaq National Market. We intend to make the necessary modifications in order to comply with the rules. There is no guarantee that we will be in compliance with these rules by the specified date and we could be delisted from Nasdaq.

           WE HAVE RECENTLY ACQUIRED BUSINESSES TO BROADEN OUR SERVICES OFFERINGS, BUT IF WE ARE NOT SUCCESSFUL IN INTEGRATING THESE ACQUIRED COMPANIES, OUR OPERATIONS AND FINANCIAL RESULTS COULD BE HARMED.

           During 2000, we acquired Lighthouse Consulting Group, a content and document management consulting firm in Kansas City, and Riptide Communications, a web design and hosting company in New York City. The integration of these two businesses into our operations will require among other things educating our personnel about their capabilities and establishing good communications channels to overcome the challenges arising from differing corporate cultures and geographic separation from our other facilities. If we are not successful in these efforts, we will not be able to effectively market their capabilities to existing and potential clients or realize the full economic benefits of the acquisitions.



    Item 2.     Properties

           Our headquarters are located in approximately 15,700 square feet of leased office space in Englewood, Colorado. Our executive, financial, sales, marketing and human resources personnel use this space. The lease extends through June 2005. We signed a lease to expand our San Diego facility in June adding approximately 8,700 square feet to our existing 12,600 square feet. The combined leases in San Diego are coterminous in August of 2003. Our Shelton, Connecticut personnel are located in a 7,200 square foot office under a lease that expires in April 2003. We signed a five-year lease for 5300 square feet in Iselin, New Jersey in November 2000 to accommodate the expansion of our NY/NJ personnel. The Chicago operation is currently housed in a temporary facility, which has a month-to-month lease obligation.

           We operated communications centers in Hayward and Livermore, California, Denver, Colorado and Fort Scott, Kansas in 2000. The leases for both the 7,565 square foot Hayward facility and the 12,424 square feet Livermore facility expired in 2000. We did not renew these leases. We consolidated our Northern California operations into our facility in Fort Scott, Kansas. We have signed a 10-year lease for a 45,700 square foot space in Denver and relocated the Denver communications center to this site in January of 2001. In June 1999, we opened our new 35,000 square foot communications center in Fort Scott, Kansas. The construction was financed by the City of Fort Scott and leased to us through June 2005. We have signed a lease on a 36,800 square foot expansion communications center in Yukon, Oklahoma. In March 2001, we determined that we would need to consolidate our communication centers and placed our Denver facility and Yukon facility on the market to be sublet. In addition, we have terminated several positions in our San Diego facility. Many of these personnel have been hired by Spider technologies. In conjunction with this reduction, we will be subletting excess space in this facility. We may not be able to find tenants to sublease our excess space, which could result in additional cash requirements. As a result, this cash payment could cause additional strain on our liquidity and working capital.

    Item 3.     Legal Proceedings

           In October 2000, we entered into arbitration with InformIns, Inc., a former client in Orange County, California. InformIns submitted a claim for breach of contract from us. We sought payment from InformIns for services rendered. In March 2001, the arbitrator ruled in favor of InformIns and granted them an award including legal fees of approximately $600,000. We have reserved for this liability in the fourth quarter of 2000. We have petitioned the arbitrator for reduction in unsubstantiated expenses submitted by InformIns. The granting of that petition is pending. We are seeking coverage under our errors and omissions insurance policy for this matter. We may not be able to mitigate the exposure of this issue or be able to gain relief under our insurance policies. As a result, this cash payment could cause additional strain on our liquidity and working capital.

           No other material legal proceedings are pending.

    Item 4.     Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

    Item 5.     Market for Registrant's Common Equity and Related Stockholder
Matters

           MARKET INFORMATION

           On September 7, 2000 we changed the name of our company from Etinuum, Inc. to Digital Lighthouse Corporation. From our initial public offering on March 24, 2000 through September 7, 2000, our common stock had been quoted on the NASDAQ National Market under the symbol "ETIN". Since September 7, 2000 we have been quoted on the NASDAQ National Market under the symbol "DGLH". Prior to our public offering in March 2000, there had not been a market for our common stock. The following table shows the high and low per share closing sale prices of our common stock, as reported on the NASDAQ National Market for the periods indicated:

                                                                  Year ended
                                                               December 31, 2000
                                                               -----------------
                                                               High           Low
                                                               ----           ---
First quarter (commencing 3/24)....................           $12.13        $ 9.50
Second quarter.....................................           $ 7.50        $ 3.75
Third quarter......................................           $ 5.63        $ 3.00
Fourth quarter.....................................           $ 3.13        $ 0.56

           COMMON STOCK AND DIVIDENDS

           On April 16, 2001, the last reported sale price of our common stock on the NASDAQ National Market was $0.43. As of April 16, 2001, there were 18,385,651 shares of common stock outstanding held by approximately 66 holders of record, including those who held in street or nominee name. We have not paid any cash dividends since our initial public offering in March 2000. We currently intend to retain our future earnings to finance the operation and expansion of our business and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of our board of directors.

           On April 5, 2001 we were notified by Nasdaq that we had violated the continued listing requirements of Nasdaq by failing to maintain a minimum market value of public float of $5 million and a minimum bid price of $1.00 over 30 consecutive trading days. We have 90 days from this date, or until July 5, 2001, to remedy the situation or we will be delisted from the Nasdaq National Market. We intend to make the necessary modifications in order to comply with the Nasdaq rules. There is no guarantee that we will be in compliance with these rules by the specified date and we could be delisted from Nasdaq. See "Risk Factors."

           RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

           In July 2000, we completed an acquisition of Lighthouse Consulting Group, Inc., a content and document management consulting firm based in Kansas City. As part of the purchase consideration, we issued 400,000 shares of our common stock, valued at $2 million. An additional 200,000 shares of our common stock may be issued March 31, 2002 if certain financial results are attained.

           In March 2000, we sold 4,500,000 shares of common stock at $12.00 per share in our initial public offering. Chase H&Q, Robertson Stephens, US Bancorp Piper Jaffrey, and Wit Soundview underwrote the offering. We have used the net proceeds of approximately $47.9 million from this offering to fund ongoing operations, acquire Lighthouse Consulting Group and Riptide Communications, and expand our infrastructure.

           In November and December 1999, we sold 1,302,523 shares of preferred Series F stock for $11.1 million at $8.52 per share. The number of shares and the price per share has been adjusted for the reverse splitting of our stock, which was effective in January 2000. The terms of this offering guaranteed the investors in this series a doubling of the value at the time of the initial public offering. This guarantee resulted in our taking a charge to common shareholders of $13.4 million in March 2000.

    Item 6.     Selected Financial Data

           The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 1999 and 2000 and the consolidated statements of operations data for the years ended December 31, 1998, 1999 and 2000 have been derived from the Consolidated Financial Statements included in this Form 10-K, which have been audited by Arthur Andersen LLP, independent public accountants. The consolidated balance sheet data as of December 31, 1998, 1997 and 1996 and the consolidated statements of operations data for the year ended December 31, 1997 and 1996 have been derived from audited Consolidated Financial Statements, which have not been included in this Form 10-K.

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                        1996           1997            1998
                                                                        ----           ----            ----
                                                                         (In thousands, except share data)
Consolidated Statement of Operations Data:
Revenue ..........................................................   $       480    $     9,546    $    17,664
Direct cost of services ..........................................           211          7,767         13,209
                                                                     -----------    -----------    -----------
Gross profit .....................................................           269          1,779          4,455
Operating Expenses:
      Selling, general and administrative ........................         2,046         10,464          9,312
      Depreciation and amortization ..............................            25          2,941          3,755
      Loss on impairment .........................................            --             --             --
      Restructuring charge .......................................            --             --             --
      Research and development ...................................            --            458            897
                                                                     -----------    -----------    -----------
           Total operating expenses ..............................         2,071         13,863         13,964
                                                                     -----------    -----------    -----------
Loss from operations .............................................        (1,802)       (12,084)        (9,509)
                                                                     -----------    -----------    -----------
Other (expense) income:
      Loss from Spider ...........................................            --             --             --
      Interest income ............................................            11            245            266
      Interest expense ...........................................           (16)           (30)           (17)
Loss on disposal of equipment and other ..........................            (2)           (26)          (270)
                                                                     -----------    -----------    -----------
           Total other income (expense), net .....................            (7)           189            (21)
                                                                     -----------    -----------    -----------
Net loss .........................................................   $    (1,809)   $   (11,895)   $    (9,530)
                                                                     ===========    ===========    ===========
Other comprehensive income:
      Net loss ...................................................   $    (1,809)   $   (11,895)   $    (9,530)
      Unrealized holding gain on securities ......................            --             --             --
Other comprehensive income .......................................   $    (1,809)   $   (11,895)   $    (9,530)
                                                                     ===========    ===========    ===========
Net loss applicable to common stockholders:
      Net loss ...................................................   $    (1,809)   $   (11,895)   $    (9,530)
      Accretion of mandatorily redeemable convertible stock ......            --            (90)          (469)

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                         1999           2000
                                                                         ----           ----
                                                                     (In thousands, except share
                                                                                data)
Consolidated Statement of Operations Data:
Revenue ..........................................................   $    24,699    $     39,871
Direct cost of services ..........................................        16,986          28,650
                                                                     -----------    ------------
Gross profit .....................................................         7,713          11,221
Operating Expenses:
      Selling, general and administrative ........................        15,020          37,079
      Depreciation and amortization ..............................         3,533           6,131
      Loss on impairment .........................................            --             973
      Restructuring charge .......................................            --           5,009
      Research and development ...................................         1,079              --
                                                                     -----------    ------------
           Total operating expenses ..............................        19,632          49,192
                                                                     -----------    ------------
Loss from operations .............................................       (11,919)        (37,971)
                                                                     -----------    ------------
Other (expense) income:
      Loss from Spider ...........................................        (1,055)           (738)
      Interest income ............................................           134           1,302
      Interest expense ...........................................          (150)           (342)
Loss on disposal of equipment and other ..........................           (20)           (630)
                                                                     -----------    ------------
           Total other income (expense), net .....................        (1,091)           (408)
                                                                     -----------    ------------
Net loss .........................................................   $   (13,010)   $    (38,379)
                                                                     ===========    ============
Other comprehensive income:
      Net loss ...................................................   $   (13,010)   $    (38,379)
      Unrealized holding gain on securities ......................            --             193
Other comprehensive income .......................................   $   (13,010)   $    (38,186)
                                                                     ===========    ============
Net loss applicable to common stockholders:
      Net loss ...................................................   $   (13,010)   $    (38,379)
      Accretion of mandatorily redeemable convertible stock ......          (864)           (882)

      Cumulative dividends to preferred stockholders .............            --             --             --
      Loss on repurchase of Series A preferred stock .............            --         (1,241)            --
      Loss on Series C preferred stock Exchange Agreement ........            --             --         (1,465)
      Beneficial conversion feature of Series F preferred
      stock ......................................................            --             --             --
                                                                     -----------    -----------    -----------
Net loss applicable to common stockholders .......................   $    (1,809)   $   (13,226)   $   (11,464)
                                                                     ===========    ===========    ===========
Basic and diluted net loss per share .............................   $     (1.07)   $     (7.09)   $     (6.14)
                                                                     ===========    ===========    ===========
Weighted average common shares outstanding - basic and
diluted ..........................................................     1,697,417      1,866,585      1,867,941
                                                                     ===========    ===========    ===========


      Cumulative dividends to preferred stockholders .............       (11,361)         (1,402)
      Loss on repurchase of Series A preferred stock .............            --              --
      Loss on Series C preferred stock Exchange Agreement ........            --              --
      Beneficial conversion feature of Series F preferred
      stock ......................................................            --         (13,366)
                                                                     -----------    ------------
Net loss applicable to common stockholders .......................   $   (25,235)   $    (54,029)
                                                                     ===========    ============
Basic and diluted net loss per share .............................   $    (13.50)   $      (3.72)
                                                                     ===========    ============
Weighted average common shares outstanding - basic and
diluted ..........................................................     1,869,803      14,523,311
                                                                     ===========    ============

                                                                          As of December 31,
                                                                          ------------------
                                                          1996       1997        1998        1999        2000
                                                          ----       ----        ----        ----        ----
                                                                            (In thousands)
Balance sheet data:
Cash, cash equivalent and marketable securities .....   $   441    $  2,235    $  3,752    $  6,204    $ 7,965
Total assets ........................................     1,296      17,086      18,644      26,378     52,391
Total debt ..........................................       139         132          20       3,436      7,030
Stockholders' Equity ................................    (1,219)    (12,920)    (22,990)    (41,997)    31,988


    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

           The following section should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward looking statement are those that do not state historical facts and are inherently subject to risk and uncertainties and assumptions, which could cause actual results to differ materially from management's expectations. Certain risks and uncertainties are set forth below under the heading "Significant Factors Affecting Future Operating Results".

OVERVIEW

           Digital Lighthouse Corporation is a technology integration firm exclusively focused on designing, building, integrating and operating advanced Customer Relationship Management (CRM) solutions for its clients. We assist our clients by enabling the technology and operational support that will identify and attract customers, initiate and manage the customer relationship and interactions, and build and nurture customer relationships. Our CRM customers include Sony, Merrill Lynch and Salomon Smith Barney.

           We assist our clients with developing a holistic solution that optimizes their technology and operations for selling or dealing directly with their customers. We offer Internet Professional and Operational ASP services that help transform businesses into customer-centric enterprises. We understand the challenges of companies becoming customer-centric and can provide specific CRM solutions, as well as complete CRM solutions that help them evolve.

SIGNIFICANT FACTORS AFFECTING OPERATING RESULTS

           Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We incurred recurring losses from operations, have generated substantial cash flow deficits and are dependent upon raising additional financing to fund operations. In addition, our ability to achieve profitable operations is subject to significant risks and uncertainties including, but not limited to, our success in marketing our services and managing our operations and competitive factors. There is no guarantee that we will ever achieve profitable operations. Our operations are also subject to various forms of regulation. All of these factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. Our independent public accountants have stated in it's opinion that there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.


           In the third quarter of 2000, we accrued expenses of approximately $5 million related to the restructuring of the organization. Approximately $4.5 million is related to severance costs and approximately $500,000 is related to discontinued facility usage. During 2000, approximately $2.4 million in severance costs and approximately $41,000 in facility charges have been applied against this accrual. In the fourth quarter of 2000, we closed one of our communication centers this resulted in a loss on disposal of equipment of $630,000.

           In the first quarter of 2001, we restructured our operations, which included the reduction of personnel, as well as, discontinued facility usage, in order to achieve profitability in 2001. There can be no guarantee that we can achieve profitability.

           To date, we have completed various restructuring efforts in order to reduce our expenses and cash burn rate in order to achieve profitability. These restructurings include, but are not limited to, the reduction of personnel in administrative and non-billable positions, consolidating to only one communication center and slowing costs being spent on other selling, general and administrative cost activities. In addition, we are working on raising additional private capital and securing additional bank lines. We also made the decision to not open the communication center in Yukon, Oklahoma. We are attempting to sublease our Denver and Yukon Communication Centers, as well as a portion of the San Diego location that has been vacated due to this restructuring. In addition, we are attempting to recover a portion of the leasehold improvements made to these locations from the sublessor, and attempting to sell some of the equipment and furniture that exists there. We cannot assure you that any funds generated from these activities will be sufficient to meet our obligations as they come due or that our assets can be liquidated in a price in excess of their carrying value.

           In March 2000, we restructured the earn out with the former stockholders of Acorn. The new agreement eliminates the earn out ability based upon performance and replaces it with a bonus program related to retention. If all four of the former stockholders remain our employees through the first and second anniversary (eg. October 2000 and 2001), the former stockholders would receive an aggregate of $200,000 each year divided pro ratably according to the original agreement. At the third anniversary, if at least two former stockholders remain in our employ, we would pay the remaining stockholders an aggregate of $400,000 divided pro ratably. Should these and certain other conditions not be met, then the stockholders would forfeit the earn out payments. As of March 2001, the stockholders had met the conditions of the first anniversary payment. We have paid one of the stockholders in accordance with the terms of the earn out and have accrued for the payment of the remaining stockholders but have not made the remaining payments as of this filing.

           In connection with the spin-off of Spider Technologies, we distributed $1 million to Spider. We also agreed to share some facilities, supplies and personnel with Spider, for which it was to pay us specified fees. We had accounted for the $1 million distribution as a long-term receivable, which was to be repaid by Spider's minimum royalty obligation. In June of 2000, we recovered approximately $0.5 million owed to us from Spider. Through December 31, 2000, Spider's business has not performed at a level, which would indicate that assets recorded related to Spider are recoverable. In the fourth quarter of 2000, we reserved for both the fees owed to us and the long-term receivable based upon Spider's current financial condition. This resulted in a net loss from Spider for the year of $0.7 million. While we have no funding commitments or guarantees to Spider with regard to future receivables, it is reasonably likely that we will recognize additional losses on Spider for future advances.

           In November and December 1999, we sold shares of preferred Series F stock. The terms of this offering guaranteed the investors in this series a doubling of the value at the time of the initial public offering. This guarantee resulted in our taking a charge to common shareholders of $13.4 million in March 2000.

           We derive substantially all of our revenue from services performed in our operating centers or from fees associated for consulting services both of which are billed on a time and material or fixed-price basis. We currently have one major client, Sony, as to whom our revenue is based primarily upon a percentage upon the client's revenue generated from our operations of its direct-to-customer initiative. Invoices are normally issued on a monthly basis for work performed during that period or for work completed in accordance with the contract between the Company and the client. In some cases, we require our client's to prepay all or in part the expected amount for services to be performed regardless if the contract is based upon time and materials or is fixed-price. Revenues for time and material contracts are recognized as the services are provided. Revenue on fixed-price contracts is recognized as services are performed over the life of the contract. Any revenue adjustment in association with a contract is adjusted in the period in which it is determined to occur.

           Our direct cost of services consists primarily of compensation and benefits to our employees engaged in the direct delivery of professional services related to the development, implementation and support of our client's projects. Direct costs of service may also contain travel expenses, telecommunications expenses and other materials, which are a direct result of our clients programs.

           Our cost of service personnel and related direct expenses as a percentage of revenue are related to our personnel utilization and can affect our gross margins. Considerable effort is placed into maintaining and monitoring project requirements. The number of direct personnel assigned to a program will vary based upon that program's size, complexity and duration. Timing of completion, delays, program expansion or contraction can effect utilization and overall utilization and gross profitability. In addition, our direct personnel may not be fully utilized during their initial months of employment due to training and integration needs.

           Selling, general and administrative expenses consist primarily of salaries, commissions, benefits, and related expenses for personnel engaged in sales and client support; salaries and related expenses of executive management, human resources, finance and administrative personnel; expenses related to our facilities; marketing and branding expenses, including trade shows and promotional events; and other general corporate expenses.

           Depreciation and amortization expenses consist of the depreciation of equipment used in our operations including phone switches and computer equipment at our facilities and the amortization of software and intangibles stemming from our acquisitions.

           Interest income is earned on cash balances in our bank accounts and short-term investments. Interest expense is incurred on our debt and capital lease obligations.

RESULTS OF OPERATIONS

           The following table sets forth, for the years indicated, selected statement of income data as a percentage of total revenue. This data has been derived from our audited financial statements and should be read in conjunction with the Consolidated Financial Statements and Notes included in this Form 10-K.

                                                         Years Ended December 31,
                                                         ------------------------
                                                          1998     1999     2000
                                                          ----     ----     ----
Revenue ...............................................    100%     100%     100%
Direct Cost of Sales ..................................    (75)     (69)     (72)
                                                          ----     ----     ----
Gross Profit ..........................................     25       31       28
Operating Expenses:
        Selling, general and administrative ...........     53       61       93
        Depreciation and amortization .................     21       14       15
        Loss on impairment of intangibles .............      -        -        2
        Restructuring charge ..........................      -        -       13
        Research and development ......................      5        4        -
                                                          ----     ----     ----
                   Total operating expense ............     79       79      123
                                                          ----     ----     ----
Loss from operations ..................................    (54)     (48)     (95)
Other (expense) income:
        Loss from Spider ..............................      -       (4)      (2)
        Interest Income ...............................      2        1        3
        Interest Expense ..............................      -       (1)      (1)
        Loss on disposal of equipment and other .......     (2)       -       (1)
                                                          ----     ----     ----
Net loss ..............................................    (54)%    (53)%    (96)%
                                                          ====     ====     ====

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

           Revenue. Revenue increased 61.5% to $39.9 million in 2000, from $24.7 million in 1999, a $15.2 million increase. Of the increase in revenue, 59.0%, or $8.9 million came from new clients and 19.1% or $2.9 million in conjunction with the acquisitions of Lighthouse Consulting Group and Riptide communications. We also gained $1.9 million in 2000 from a full year benefit of clients obtained through the acquisitions of Acorn Information Services in October of 1999. Although we discontinued some client programs during 2000, we have continued to increase services with our existing clients. This has resulted in a net gain of $1.5 million in additional revenue from our existing clients.

           Direct cost of services. Direct cost of services for 2000 was $28.7 million, or 71.9% of revenue, compared to $17.0 million, or 68.8% of revenue, for 1999. On a dollar basis, the increase in direct cost of services was due to the increase in activities relating to providing our services and to a lesser extent a shift in mix of services toward higher cost services.

           Selling, general and administrative. Selling, general and administrative expenses were $37.1 million, or 93.0% of revenue, in 2000 compared to $15.0 million, or 60.8% of revenue, for 1999. Of the increase $9.2 million was a result of the recruiting and retaining additional management and staff personnel to support the expanded operations, $4.2 million was the result of costs associated with our additional facilities, $2.8 million in compensation expenses in conjunction with the granting of a warrant to Sony and incentive stock options granted to our employees. We also incurred $1.6 million in expenses associate with becoming a public company, $2.6 million in expenses associated with bad debt, and $1.7 million in travel and marketing costs associated with the expansion of our personnel and branding initiatives.

           Depreciation and amortization. Depreciation and amortization for 2000 was $6.1 million versus $3.5 million in 1999. Our depreciation increased by $1.5 million over 1999 as a result of an increase in our purchase of equipment and expansion of our facilities and infrastructure and the additional equipment acquired through the acquisitions of Lighthouse Consulting Group and Riptide Communications. Our amortization for 2000 increased by $1.1 million.

           Loss on impairment of intangibles. We review our long-lived assets held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, management estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the asset is reduced to its estimated fair value by recognizing an impairment loss. Due to changing customer relationships, functionality of intellectual property and the overall business environment, an evaluation of the realization of intangible assets was necessary. As a result of this evaluation it was determined that the carrying value of certain of these intangible assets were not realizable. We estimated the fair value of the assets determined to be impaired by discounting estimated future cash flows and recorded an impairment loss of $973,000 during the fourth quarter of 2000. We will continue to review the value of our long-lived assets from time to time. It is reasonably possible that future impairment may be recognized on the remaining long-lived assets.

           Restructuring charge. In September 2000, we completed a plan of restructuring in order to reduce our expenses and cash burn rate. This restructuring includes, but is not limited to, the reduction of personnel in administrative and non-billable positions and reducing costs being spent on other selling, general and administrative cost activities. We eliminated 40 positions, discontinued the build out of a communication center in Modesto, California, and eliminated excess office space in Denver resulting in a restructuring charge of approximately $5 million. In the first quarter of 2001, we completed a plan of restructuring by eliminating an additional 225 positions, closing our Denver communication center and reducing the office space in San Diego in conjunction with the elimination of positions in that facility. We also made the decision to not open the communication center in Yukon, Oklahoma. Of these positions eliminated, 130 were customer representatives and 95 were responsible for administrative management. The overall amounts of the liabilities established during 2000, as part of the restructuring, are as follows:



                                                                                     Costs Incurred During
                                                              Accrued Charges       Year Ended December 31,
                                                            December 31, 2000                2000
           Severances ............................              $   2,064                  $   2,398
           Accrued Facilities charges ............                    506                         41
                                                                ---------                  ---------
           Total .................................              $   2,570                  $   2,439

           Interest Income. During 2000, interest income was $1.3 million compared to $0.1 million during 1999. The increase in interest income is a result of the investment of cash in both money market and short-term investments stemming from our initial public offering in March of 2000.

           Interest Expense. Interest expense in 2000 was $0.3 million compared to $0.1 million during 1999. The increase in interest expense is a result of the increase in capital lease obligations secured by us during 2000. In July of 2000, we secured a $10 million lease facility to acquire capital assets for its facilities and operations. During 2000, we used approximately $3.1 million of this facility to lease capital assets, which resulted in increased interest expense.

           Loss on disposal of equipment. In the fourth quarter of 2000 in connection with the restructuring plan, we closed our call center facility in Northern California and transferred these operations to other facilities. Various equipment left in this call center was determined to be of no further value to us and was written off resulting in a charge of approximately $0.6 million.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

           Revenue. Revenue increased 39.5% to $24.7 million in 1999, from $17.7 million in 1998. Over half of the increase was due to growth in initiatives for major existing clients. We also increased revenue by adding new clients and, to a lesser extent, through having a higher average billing rate. Furthermore, our acquisition of Acorn contributed an additional $0.9 million during the fourth quarter of 1999. In 1999, we discontinued working with some clients whose initiatives did not require the types of services on which we were focusing.

           Direct cost of services. Direct cost of services in 1999 was $17.0 million, or 68.8% of revenue, as compared to $13.2 million, or 74.8% of revenue, in 1998. On a dollar basis, the increase in direct cost of services was due to the increase in activities related to providing our services. The improvements as a percentage of revenue in 1999 and 1998 over the respective prior years were related primarily to allocating fixed direct costs against increased revenue.

           Selling, general and administrative expenses. Selling, general and administrative expenses were $15.0 million, or 60.8% of revenue, in 1999 compared to $9.3 million, or 52.7% of revenue, in 1998. A substantial majority of this growth in selling, general and administrative expenses resulted from hiring additional management and support personnel. We also incurred expenses in connection with opening a new communications center in Fort Scott, Kansas and moving our headquarters facility in June 1999. Our acquisition of Acorn in October 1999 resulted in additional selling, general and administrative expenses of $0.3 million. In addition, we incurred $0.4 million in compensation expense related to incentive stock options.

           Depreciation and amortization expenses. Depreciation and amortization expenses in 1999 were $3.5 million compared to $3.8 million in 1998. The decrease in depreciation and amortization expenses was a result of the disposal or full depreciation of certain equipment from the acquisition of Protocall.

           Research and development. Research and development expenses in 1999 were $1.1 million compared to $0.9 million in 1998. The increase in research and development expenses was a result of continued development and support of the WebDirect System. In October 1999, we transferred the rights to the software used in the WebDirect System to Spider and we then distributed all of the stock of Spider to our stockholders. Consequently, research and development expenses in the fourth quarter of 1999 were negligible.

           Interest income. Interest income in 1999 was $0.1 million compared to $0.3 million in 1998 and $0.2 million in 1997. Fluctuations from year to year were due to preferred stock financings and the investment of the proceeds in short-term financial instruments.

           Interest expense. Interest expense in 1999 was $0.2 million. Interest expense in 1998 and 1997 was negligible. Interest expense in 1999 resulted from our borrowings against our lines of credit and leases for office equipment and furniture.

           Loss on disposal of equipment and other expense. In early 1998, we disposed of telecommunications equipment we considered no longer useful in our operations. The result was a $0.3 million loss.

LIQUIDITY AND CAPITAL RESOURCES

           We have funded its operations through both private and public equity offerings, lines of credit, and leases. During 2000, we raised $47.9 million through the sale of our common stock in an initial public offering and secured approximately $4.0 million in capital leases. As we have not yet achieved positive cash flow from our operations, we will continue to require capital support until we are cash positive. While we are actively seeking strategic solutions to this issue, there can be no guarantee that we will be successful in obtaining additional capital to support the operation until we become cash flow positive.

           Cash, cash equivalents and investments at the end of 2000 were $8.0 million. Cash used in operations for 2000 was approximately $26.5 million. Our negative operating cash flow resulted primarily from our net losses experienced during the year. Throughout the year we continued to develop our operating centers and expand upon our professional service offerings. We have made significant changes to our operating structure over the last several months including the consolidation of facilities and the elimination of non-essential positions. We believe that these efforts have and will continue to decrease our operating expenses and align us with our projected forecasts to meet profitability in 2001. Cash used in investing activities was $27.4 million during 2000, of which $14.2 million was used for property and equipment. During 2000, we continued to expand our operating centers and invest in the technology infrastructure. In July 2000, we acquired the assets and assumed certain liabilities of Riptide Communications, a web development firm based in New York. The purchase price consisted of $1.6 million in cash. In July 2000, we also completed an acquisition of Lighthouse Consulting Group, a content and document management consulting firm based in Kansas City. The purchase price was $2.9 million, of which $0.9 million was in cash. We have also issued $5.0 million in letters of credit or similar secured structures for certain facilities and for securing our capital leases. As of December 2000, we had approximately $4.9 million in short-term investments, mainly commercial paper.

           Our financing activities have generated cash of $50.7 million for 2000. In March 2000, we completed an initial public offering selling 4,500,000 shares of common stock at $12.00 per share. The net proceeds from this offering were approximately $47.9 million. In June 1999, we obtained a two-year revolving line of credit from Silicon Valley Bank. In April 2000, we closed this line of credit and repaid the borrowings of approximately $2.8 million back to Silicon. In July 2000, we secured a $10 million credit facility with Key Bank to lease equipment for the expansion of our operations. The leasing terms on the equipment financed through the facility vary between three and five years. The cost of funds on the facility is determined at the date of funding and the facility is secured with the equipment and up to an equal amount in restricted cash. As of December 31, 2000 we had $3.1 million outstanding under this facility. In September 1999, we obtained a 30-month, $2.5 million credit facility secured by the capital assets at the Fort Scott communications center and a junior lien on most of our other assets. In the fourth quarter of 1999, we drew $2.5 million against this line to purchase equipment for use in the Fort Scott facility. In November 2000, we increased the borrowings of this facility by $1.5 million to include additional equipment used in various facilities throughout our operations. The assets and $1.5 million in cash secure the additional borrowing. As of December 31, 2000 the amount outstanding on this borrowing facility was $2.9 million.

           In March 1999, we received an $800,000 grant from the Kansas Department of Commerce and Housing to offset costs for instruction, curriculum development, training equipment, facilities and other expenses associated with our Fort Scott facility. Under the terms of the grant, we are required to maintain specified employee and wage levels in our Fort Scott facility until the third quarter of 2001. As of December 31, 2000 we have earned $0.4 million from this grant, of which the State of Kansas has paid us $0.3 million. If there are insufficient funds available to fund this grant in the future, we may not be reimbursed for expenses covered by the grant until funds become available, if at all.

           In addition, in April 1999, we received a $400,000 loan from the Kansas Department of Commerce and Housing under the Kansas Economic Opportunity Initiatives Fund. The loan is interest free and will be forgiven in equal amounts over a five-year period provided that we meet and maintain specified employee and wage levels and do not vacate our Fort Scott facility during this period. If we fail to meet these requirements, or otherwise breach the agreement, we may be required to repay all or part of the amount of the loan plus 12% interest. As of June 2000, $80,000 was forgiven against the loan.

           We believe that the combination of our restructuring, the availability of working capital line of credit, the potential sale of our unused facilities, and the alignment of costs with our projections would enable us to meet the capital needs of the organization through December 31, 2001. There can be no assurance that we will be able to accomplish any or all of these items. The failure to achieve any or all could have a negative impact on our ability to sustain our company in the future.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Digital Lighthouse adopted SFAS No. 133, as amended by SFAS No. 137 and 138, on January 1, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Digital Lighthouse has not entered into any derivative financial instruments or hedging activities. As a result, the adoption of SFAS No. 133 did not have a material impact on the Company's financial statements.

In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Management believes that the Company's policies are consistent with SAB 101, and therefore, the adoption had no effect on the Company's financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 with regard to the following: the definition of an employee for purposes of applying noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective for the Company on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. To the extent the Company's stock-based compensation awards are or become subject to "variable accounting" in the future because of FIN 44, significant periodic fluctuations in the price of the Company's common stock may cause the application of FIN 44 to have a material impact on stock-based compensation reported in future results of operations.

In February 2001, the FASB issued a limited revision exposure draft of proposed Statement of Financial Accounting Standard "Business Combinations and Intangible Assets - Accounting for Goodwill." The proposed Statement would establish a new accounting standard for goodwill acquired in a business combination. It would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as currently required by APB Opinion No. 17, "Intangible Assets." Furthermore, certain intangible assets that are not separable from goodwill will also not be amortized.

This proposed Statement would establish a new method of testing goodwill for impairment. It would require that goodwill be separately tested for impairment using a fair-valuebased approach. Entities would be required to initially apply the provisions of this proposed Statement as of the beginning of the first fiscal quarter following issuance of the final Statement. Those provisions would apply not only to goodwill arising from acquisitions completed after the issuance date of the final Statement but also to the unamortized balance of goodwill at the date of adoption. The Company will determine the impact, if any, upon the issuance of the final standard.

    Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

           Market risks represent the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. We are exposed to market risks from changes in United States interest rates. Historically, and as of December 31, 2000, we have not used derivative instruments or engaged in hedging activities.

           We had long-term borrowings, including current maturities, of $7.0 million as of December 31, 2000. Of this amount, $2.7 million bears interest at variable rate. The fair value of the variable-rate debt would change approximately $14,000. In the event of a 0.50% change in the level of interest rates. The remaining $4.3 million is fixed rate debt.

           We temporarily invest our excess cash in money market funds and short-term commercial paper. Changes in interest rates would not significantly affect the fair value of these cash investments due to their short-term nature.

    Item 8.     Financial Statements and Supplementary Data

           The information required by this item is contained in the financial statements set forth in Item 14(a) under the caption "Consolidated Financial Statements" as a part of this report.

    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

PART III

    Item 10.    Directors and Executive Officers of the Registrant

           The information concerning officers and directors of Digital Lighthouse required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to the Registrant's 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement").

    Item 11.    Executive Compensation

           The information required under this Item is incorporated herein by reference from our 2001 Proxy Statement.

    Item 12.    Security Ownership of Certain Beneficial Owners and Management

           The information required under this Item is incorporated herein by reference from our 2001 Proxy Statement.

    Item 13.    Certain Relationships and Related Transactions

           The information required under this Item is incorporated herein by reference from our 2001 Proxy Statement.

PART IV

    Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.  CONSOLIDATED FINANCIAL STATEMENTS:

The following are included herein under Item 8:

           Reports of Independent Public Accountants.

           Consolidated Balance Sheets as of December 31,1999 and 2000.

           Consolidated Statements of Income for the years ended December 31, 1998, 1999, 2000.

           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1999, 2000.

           Consolidated Statements of Cash Flow for the years ended December 31, 1998, 1999, 2000.

           Notes to Consolidated Financial Statements.

(a)2. FINANCIAL STATEMENT SCHEDULES: Schedule II Valuation and qualifying accounts

(a)3.  EXHIBITS:

    EXHIBIT
      NO.                                                     DESCRIPTION
    -------                                                   -----------
     2.1*        Amended & Restated Purchase Agreement with Acorn

     2.1.1*      Exhibits to Share Purchase Agreement

     3.1*        Amended and Restated Certificate of Incorporation dated March 29, 2000

     3.2*        Amended and Restated Bylaws of the Registrant

     4.1*        Form of the Registrant's Common Stock Certificate

     4.2*        Amended and Restated Shareholders' and Voting Agreement dated as of January 14, 2000

     4.3*        Registration Rights Agreement between the Registrant, the former Acorn shareholders and Prospero
                 L.L.C. dated October 30, 1999

     4.3.1*      Amendment No. 2 Registration Rights Agreement between the Registrant, the former Acorn shareholders and Prospero L.L.C.

     4.3.2*      Amended and Restated Registration Rights Agreement

     4.4*        Series A Purchase Agreement between the Registrant and Resource Bancshares Corporation dated August
                 2, 1996

     4.5*        Series B Purchase Agreement between the Registrant and The Beacon Group III-Focus Value Fund, L.P.,
                 Squam Lake Investors II, L.P. and Bain & Company dated as of February 3, 1997

     4.6*        Series C Purchase Agreement between the Registrant and The Beacon Group III-Focus Value Fund, L.P.
                 dated December 22, 1997

     4.7*        Series D Purchase Agreement by and among the Registrant, Conning Capital Limited Partnership V, The
                 Beacon Group III-Focus Value Fund, L.P. and Certain Other Investors dated as of May 7, 1998

     4.8*        Series E Preferred Stock Purchase Agreement by and among the Registrant and U.S. Information
                 Technology Financing, L.P., Encompass Group, Inc., Trans Cosmos USA, Inc. and Certain Other Parties
                 dated as of April 16, 1999

     4.9*        Series F Preferred Stock Purchase Agreement by and among the Registrant and BVCF IV, L.P. and
                 Certain Other Parties dated as of November 19, 1999

    10.1*        1997 Restated Stock Option Plan

    10.2*        1998 Restated Stock Option Plan

    10.3*        2000 Stock Incentive Plan

    10.4*        2000 Employee Stock Purchase Plan

    10.5*        Contribution Agreement dated October 27, 1999, between the Registrant and Spider Technologies, Inc.

    10.6*        Distribution Plan between the Registrant and Spider Technologies, Inc. dated November 5, 1999

    10.7.1*      Promissory Note dated October 1, 1999, between the Registrant and Timothy C. O'Crowley

    10.7.2*      Promissory Note dated October 1, 1999, between the Registrant and Franklin D. Richards

    10.7.3*      Promissory Note and Pledge Agreement of Timothy C. O'Crowley dated November 23, 1999

    10.8*        Sublease and Resource Sharing Agreement between the Registrant and Spider Technologies, Inc.
                 effective October 1, 1999

    10.9*        Amended and Restated Software Assignment and Grant-Back License, Maintenance and Support Agreement
                 between the Registrant and Spider Technologies, Inc. effective November 4, 1999

    10.9.1*      Intellectual Property Security Agreement between the Registrant and Spider Technologies, Inc. dated
                 November 5, 1999

    10.10*       Transition Support Agreement between the Registrant and Spider Technologies, Inc. dated November 4,
                 1999

    10.11*       Separation Agreement between the Registrant and Spider Technologies, Inc. effective October 1, 1999

    10.12*       Tax Separation Agreement between the Registrant and Spider Technologies, Inc. effective October 1,
                 1999

    10.12.1*     Amendment No. 1 to Tax Separation Agreement

    10.13*       Consulting Agreement between Spider Technologies, Inc. and Timothy O'Crowley

    10.13.1*     Form of Consulting Agreement

    10.14*       Second Restated and Amended Management Employment Agreement of Timothy O'Crowley

    10.15*       Second Amended and Restated Employment Agreement of Franklin D. Richards

    10.16*       Building Lease between the Registrant and the City of Fort Scott, Kansas dated March 8, 1999 (Fort
                 Scott)

    10.16.1*     Addendum No. 1 to Building Lease between Registrant and the City of Fort Scott, Kansas dated March
                 8, 1999 (Fort Scott)

    10.17*       Lease between the Registrant and M&S California Fund, L.P. dated June 17, 1997 (San Diego)

    10.17.1*     First Amendment to Office Building Lease between the Registrant and M&S California Fund, L.P. dated
                 10.17.2

    10.18*       Office Lease between the Registrant and Westmark Terrace Tower II, Inc. dated June 9, 1999 (DTC)

    10.18.1*     First Amendment to Lease between the Registrant and Westmark Terrace Tower II dated June 1, 1999
                 (DTC)

    10.19*       Lease of Office Space between the Registrant and Brookfield Republic Inc. dated November 15, 1996
                 (Republic Plaza)

    10.19.1*     First Amendment and Lease of Additional Office Space between the Registrant and Brookfield Republic
                 Inc. dated October 17, 1997 (Republic Plaza)

    10.20*       Office Lease between the Registrant and The Equitable Life Assurance Society dated March 5, 1997
                 (Hayward)

    10.20.1*     Commencement of Term Agreement between the Registrant and The Equitable Life Assurance Society dated
                 May 2, 1997 (Hayward)

    10.20.2*     Estoppel Certificate of the Registrant to ATC Partners LLC dated September 24, 1998 regarding Office
                 Lease with The Equitable Life Assurance Society (Hayward)

    10.21*       Industrial/Commercial Multi-Tenant Lease between the Registrant and Livermore Airway Business Park dated January 14, 1999 (Livermore)

    10.22*       Industrial/Commercial Multi-Tenant Lease between the Registrant and Livermore Airway Business Park dated January 30, 1999 (Livermore)

    10.23*       Commercial Lease between Acorn Information Services, Inc. and Lot 4 LLC dated January 5, 1998
                 (Shelton)

    10.23.1*     First Amendment of Lease between Acorn Information Services, Inc. and Lot 4 LLC dated April 20, 1998
                 L(Shelton)

    10.24*       Loan and Security Agreement between the Registrant and Silicon Valley Bank dated June 10, 1999

    10.25*       Master Loan and Security Agreement between the Registrant and Charter Financial, Inc. dated August
                 26, 1999

    10.26*       Agreement and Plan of Reorganization between the Registrant and Protocall New Business Specialists,
                 Inc. dated February 3, 1997

    10.27*       Share Purchase Agreement between Registrant, Acorn Information Services, Inc. and the Shareholders
                 of Acorn Information Services, Inc. dated October 30, 1999

    10.28*       Master Service Agreement between the Registrant and Sony Electronics, Inc. dated May 1, 1997

    10.28.1*     Addendum A to Master Service Agreement between the Registrant and Sony Electronics, Inc. dated April
                 1, 1999

    10.29*       Form of Indemnification Agreement

    10.30*       Kansas Economic Opportunity Initiatives Fund Loan Agreement and Promissory Note

    10.31*       Agreement Among Intek Information, Inc., Fort Scott Community College and the Kansas Department of
                 Commerce and Housing dated March 15, 1999

    21.1*        Subsidiaries of the Registrant

    23.1*        Consent of Arthur Andersen LLP

    23.2*        Consent of PricewaterhouseCoopers LLP

    27.1*        Financial Data Schedule


----------------------------
* Incorporated by reference to the corresponding exhibit number from the Registrant's Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission and effective on March 23, 2000.


(b)  REPORTS ON FORM 8-K:

No Reports on Form 8-K were filed during the quarter ended December 31, 2000.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DIGITAL LIGHTHOUSE CORPORATION

                            By:   /s/  TIMOTHY C. O'CROWLEY
                                  -------------------------
                                   Timothy C. O'Crowley
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)


                            By:   /s/  STEVEN Q. HANSEN
                                  ---------------------
                                   Steven Q. Hansen
                                   Executive Vice President and Chief Financial
                                   Officer (Principal Financial Officer and
                                   Principal Accounting Officer)

Date:  April 17, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated effective April 17, 2000

                    SIGNATURE                                                   TITLE
---------------------------------------------------    -----------------------------------------------------
             /s/ TIMOTHY C. O'CROWLEY                  Chairman and Chief Executive Officer
---------------------------------------------------
               Timothy C. O'Crowley



               /s/ STEPHEN S. HYDE                     Director
---------------------------------------------------
                 Stephen S. Hyde



               /s/ STEVEN F. PIAKER                    Director
---------------------------------------------------
                 Steven F. Piaker



                /s/ HAROLD W. POTE                     Director
---------------------------------------------------
                  Harold W. Pote



                /s/ RICK L. WELLER                     Director
---------------------------------------------------
                  Rick L. Weller



              /s/ ERIC R. WILKINSON                    Director
---------------------------------------------------
                Eric R. Wilkinson

INDEX TO FINANCIAL STATEMENTS

                                                                                                                    PAGE
Report of Independent Public Accountants.....................................................................       F-2
Consolidated Balance Sheets as of December 31, 1999 and 2000.................................................       F-3
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 1998, 1999
  and 2000...................................................................................................       F-5
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000.........       F-6
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000...................       F-7
Notes to Consolidated Financial Statements...................................................................       F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Digital Lighthouse:

We have audited the accompanying consolidated balance sheets of DIGITAL LIGHTHOUSE CORPORATION, formerly known as Etinuum, Inc., (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the supplementary information referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplementary information based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Lighthouse Corporation and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, has generated substantial cash flow deficits and is dependent upon additional financing to fund operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The valuation and qualifying accounts on Schedule II are presented for purposes of additional analysis and are not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.






                                       Arthur Andersen LLP

Denver, Colorado,
March 30, 2001.

                 DIGITAL LIGHTHOUSE CORPORATION AND SUBSIDIARIES
                             (f.k.a. Etinuum, Inc.)


                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                 December 31,
                                                                            ---------------------
                        ASSETS                                               1999           2000
                        ------                                              -------       -------

CURRENT ASSETS:
    Cash and cash equivalents .......................................       $ 6,204       $ 3,020
    Investments - available for sale ................................            --         4,945
    Restricted certificates of deposit ..............................           407         5,813
    Receivables--
        Trade, net of allowances of $464 and $561, respectively .....         5,218        10,980
        Unbilled ....................................................         1,108         1,436
        Other .......................................................            --           120
    Notes receivable from company officers ..........................           690           265
    Prepaid expenses and other ......................................           906         1,584
                                                                            -------       -------
               Total current assets .................................        14,533        28,163

PROPERTY AND EQUIPMENT, net .........................................         7,982        19,275

GOODWILL AND OTHER INTANGIBLES, net .................................         2,808         4,651

OTHER ASSETS ........................................................         1,055           302
                                                                            -------       -------
               Total assets .........................................       $26,378       $52,391
                                                                            =======       =======


               The accompanying notes to financial statements are
             an integral part of these consolidated balance sheets.

                 DIGITAL LIGHTHOUSE CORPORATION AND SUBSIDIARIES
                             (f.k.a. Etinuum, Inc.)


                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)


                                                                                       December 31,
                                                                               --------------------------
           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         1999             2000
           ----------------------------------------------                      ---------        ---------

CURRENT LIABILITIES:
    Accounts payable ...................................................       $   1,668        $   6,478
    Accrued compensation ...............................................           1,258            2,530
    Accrued restructuring costs ........................................              --            2,570
    Accrued expenses ...................................................           2,123            1,123
    Customer deposits ..................................................             237              140
    Deferred revenue ...................................................              --              357
    Current portion of long-term borrowings ............................           1,316            2,828
    Notes payable to former Acorn stockholders .........................             398              198
                                                                               ---------        ---------
               Total current liabilities ...............................           7,000           16,224

DEFERRED RENT ..........................................................             245              175

LONG-TERM BORROWINGS, net of current portion ...........................           1,722            4,004
                                                                               ---------        ---------
               Total liabilities .......................................           8,967           20,403

COMMITMENTS AND CONTINGENCIES

CONVERTIBLE PREFERRED STOCK SUBJECT TO
    MANDATORY REDEMPTION, $.001 par value,
    79,000,000 shares authorized .......................................          59,408               --

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $.0001 par value, 170,000,000 shares
        authorized, 1,881,444 and 18,387,827 shares issued
        and outstanding ................................................               1                2
    Warrants for common stock ..........................................              --            1,254
    Additional paid-in capital .........................................              --          114,020
    Accumulated other comprehensive income .............................              --              193
    Unearned compensation ..............................................          (1,266)          (2,086)
    Accumulated deficit ................................................         (40,732)         (81,395)
                                                                               ---------        ---------
               Total stockholders' equity (deficit) ....................         (41,997)          31,988
                                                                               ---------        ---------
               Total liabilities and stockholders' equity (deficit) ....       $  26,378        $  52,391
                                                                               =========        =========


                 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                 DIGITAL LIGHTHOUSE CORPORATION AND SUBSIDIARIES
                             (f.k.a. Etinuum, Inc.)

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
           (Dollars in thousands, except share and per share amounts)


                                                                                           Year Ended December 31,
                                                                            ----------------------------------------------------
                                                                                1998                1999                2000
                                                                            ------------        ------------        ------------

REVENUE ................................................................    $     17,664        $     24,699        $     39,871

DIRECT COST OF SERVICES ................................................         (13,209)            (16,986)            (28,650)
                                                                            ------------        ------------        ------------
GROSS PROFIT ...........................................................           4,455               7,713              11,221
                                                                            ------------        ------------        ------------
OPERATING EXPENSES:
    Selling, general and administrative ................................           9,312              15,020              37,079
    Depreciation and amortization ......................................           3,755               3,533               6,131
    Loss on impairment of intangible assets ............................              --                  --                 973
    Restructuring charges ..............................................              --                  --               5,009
    Research and development ...........................................             897               1,079                  --
                                                                            ------------        ------------        ------------
               Total operating expenses ................................          13,964              19,632              49,192
                                                                            ------------        ------------        ------------
LOSS FROM OPERATIONS ...................................................          (9,509)            (11,919)            (37,971)
                                                                            ------------        ------------        ------------
OTHER INCOME (EXPENSES):
    Loss from Spider ...................................................              --              (1,055)               (738)
    Interest income ....................................................             266                 134               1,302
    Interest expense ...................................................             (17)               (150)               (342)
    Loss on disposal of equipment and other ............................            (270)                (20)               (630)
                                                                            ------------        ------------        ------------
               Total other income (expense), net .......................             (21)             (1,091)               (408)
                                                                            ------------        ------------        ------------
NET LOSS ...............................................................    $     (9,530)       $    (13,010)       $    (38,379)
                                                                            ============        ============        ============

COMPREHENSIVE INCOME (LOSS):
        Net loss .......................................................    $     (9,530)       $    (13,010)       $    (38,379)
        Unrealized holding gains on securities, net of tax .............              --                  --                 193
                                                                            ------------        ------------        ------------
COMPREHENSIVE INCOME (LOSS) ............................................    $     (9,530)       $    (13,010)       $    (38,186)
                                                                            ============        ============        ============

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS:
    Net loss ...........................................................    $     (9,530)       $    (13,010)       $    (38,379)
    Accretion of mandatorily redeemable convertible preferred stock ....            (469)               (864)               (882)
    Cumulative dividends to preferred
        stockholders ...................................................              --             (11,361)             (1,402)
    Beneficial conversion feature on Series F Preferred Stock ..........              --                  --             (13,366)
    Loss on Series C preferred stock Exchange Agreement ................          (1,465)                 --                  --
                                                                            ------------        ------------        ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS .............................    $    (11,464)       $    (25,235)       $    (54,029)
                                                                            ============        ============        ============

BASIC AND DILUTED NET LOSS PER SHARE ...................................    $      (6.14)       $     (13.50)       $      (3.72)
                                                                            ============        ============        ============

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING--BASIC AND DILUTED .....................................       1,867,941           1,869,803          14,523,311
                                                                            ============        ============        ============


                 The accompanying notes to financial statements
             are an integral part of these consolidated statements.

                 DIGITAL LIGHTHOUSE CORPORATION AND SUBSIDIARIES
                             (f.k.a. Etinuum, Inc.)


            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)



                                                                     Common Stock                                Additional
                                                              ---------------------------                          Paid-in
                                                                Shares           Amount          Warrants          Capital
                                                              ----------       ----------       ----------       ----------
BALANCES, December 31, 1997 ...........................        1,867,912       $        1       $       --       $      783
    Accretion of preferred stock to
        liquidation and redemption
        value .........................................               --               --               --             (469)
    Loss on Series C Preferred Stock
        exchange agreement ............................               --               --               --           (1,465)
    Warrant granted in connection
        with Series C preferred
        stock Exchange Agreement ......................               --               --               --            1,235
    Deemed contribution from majority
        common stockholder ............................               --               --               --              157
    Exercise of stock options for cash ................              175               --               --                2
    Net loss ..........................................               --               --               --               --
                                                              ----------       ----------       ----------       ----------
BALANCES, December 31, 1998 ...........................        1,868,087                1               --              243
    Accretion of preferred stock to
        liquidation and redemption value ..............               --               --               --             (864)
    Exercise of stock options for cash ................            1,620               --               --                8
    Reduction of redemption and
        liquidation value .............................               --               --               --            3,098
    Beneficial conversion feature .....................               --               --               --            2,624
    Issuance of common stock in
    connection with Acorn acquisition .................           11,737               --               --              100
    Cumulative dividends to preferred
        stockholders ..................................               --               --               --           (6,873)
    Unearned compensation .............................               --               --               --            1,664
    Amortization of unearned
        compensation ..................................               --               --               --               --
    Net loss ..........................................               --               --               --               --
                                                              ----------       ----------       ----------       ----------
BALANCES, December 31, 1999 ...........................        1,881,444                1               --               --
    Accretion of preferred stock ......................               --               --               --               --
    Warrants issued ...................................               --               --            1,254               --
    Dividends to preferred
       stockholders ...................................               --               --               --               --
    Beneficial conversion feature on Series
        F Preferred Stock .............................               --               --               --          (13,366)
    Sale of stock in initial public
        offering ......................................        4,500,000               --               --           54,000
    Offering costs ....................................               --               --               --           (6,149)
    Conversion of preferred stock
        to common upon IPO ............................       11,593,832                1               --           75,057
    Options exercised .................................            2,551               --               --                7
    Issuance of common stock in
        connection with acquisitions ..................          410,000               --               --            2,145

    Unearned compensation .............................               --               --               --            4,306
    Amortization of unearned
        compensation ..................................               --               --               --           (1,980)
    Unrealized holding gain on available-for-sale
         securities, net of tax .......................               --               --               --               --
    Net loss ..........................................               --               --               --               --
                                                              ----------       ----------       ----------       ----------
BALANCES, December 31, 2000 ...........................       18,387,827       $        2       $    1,254       $  114,020
                                                              ==========       ==========       ==========       ==========


                                                             Accumulated
                                                                Other
                                                            Comprehensive      Unearned        Accumulated
                                                               Income        Compensation        Deficit             Total
                                                            -------------    ------------      ------------       ----------
BALANCES, December 31, 1997 ...........................      $       --       $       --        $  (13,704)       $  (12,920)
    Accretion of preferred stock to
        liquidation and redemption
        value .........................................              --               --                --              (469)
    Loss on Series C Preferred Stock
        exchange agreement ............................              --               --                --            (1,465)
    Warrant granted in connection
        with Series C preferred
        stock Exchange Agreement ......................              --               --                --             1,235
    Deemed contribution from majority
        common stockholder ............................              --               --                --               157
    Exercise of stock options for cash ................              --               --                --                 2
    Net loss ..........................................              --               --            (9,530)           (9,530)
                                                             ----------       ----------        ----------        ----------
BALANCES, December 31, 1998 ...........................              --               --           (23,234)          (22,990)
    Accretion of preferred stock to
        liquidation and redemption value ..............              --               --                --              (864)
    Exercise of stock options for cash ................              --               --                --                 8
    Reduction of redemption and
        liquidation value .............................              --               --                --             3,098
    Beneficial conversion feature .....................              --               --                --             2,624
    Issuance of common stock in
    connection with Acorn acquisition .................              --               --                --               100
    Cumulative dividends to preferred
        stockholders ..................................              --               --            (4,488)          (11,361)
    Unearned compensation .............................              --           (1,664)               --                --
    Amortization of unearned
        compensation ..................................              --              398                --               398
    Net loss ..........................................              --               --           (13,010)          (13,010)
                                                             ----------       ----------        ----------        ----------
BALANCES, December 31, 1999 ...........................              --           (1,266)          (40,732)          (41,997)
    Accretion of preferred stock ......................              --               --              (882)             (882)
    Warrants issued ...................................              --               --                --             1,254
    Dividends to preferred
       stockholders ...................................              --               --            (1,402)           (1,402)
    Beneficial conversion feature on Series
        F Preferred Stock .............................              --               --                --           (13,366)
    Sale of stock in initial public
        offering ......................................              --               --                --            54,000
    Offering costs ....................................              --               --                --            (6,149)
    Conversion of preferred stock
        to common upon IPO ............................              --               --                --            75,058
    Options exercised .................................              --               --                --                 7
    Issuance of common stock in
        connection with acquisitions ..................              --               --                --             2,145

    Unearned compensation .............................              --           (4,306)               --                --
    Amortization of unearned
        compensation ..................................              --            3,486                --             1,506
    Unrealized holding gain on available-for-sale
         securities, net of tax .......................             193               --                --               193
    Net loss ..........................................              --               --           (38,379)          (38,379)
                                                             ----------       ----------        ----------        ----------
BALANCES, December 31, 2000 ...........................      $      193       $   (2,086)       $  (81,395)       $   31,988
                                                             ==========       ==========        ==========        ==========



                 The accompanying notes to financial statements
             are an integral part of these consolidated statements.

                 DIGITAL LIGHTHOUSE CORPORATION AND SUBSIDIARIES
                             (f.k.a. Etinuum, Inc.)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                 Year Ended December 31,
                                                                        ----------------------------------------
                                                                          1998            1999            2000
                                                                        --------        --------        --------

Cash flows from operating activities:
    Net loss ....................................................       $ (9,530)       $(13,010)       $(38,379)
    Adjustments to reconcile net loss to net cash
        used in operating activities--
        Depreciation and amortization ...........................          3,755           3,533           6,131
        Impairment on goodwill and other intangible assets ......             --              --             973
        Provision for bad debts .................................            323             269           3,233
        Loss from Spider ........................................             --           1,055             738
        Amortization of premium .................................             --              20             199
        Amortization of warrants ................................             --              --           1,254
        Proceeds from exercise of stock options .................             --              --               8
        Loss on disposal of equipment ...........................            270              --             630
        Stock-based compensation expense ........................             --             398           1,506
        Changes in assets and liabilities--
           Receivables ..........................................         (3,191)            127          (7,675)
           Prepaids and other assets ............................            (67)           (954)           (254)
           Accounts payable .....................................           (246)             19           3,362
           Accrued expenses .....................................           (654)          2,160           2,460
           Other ................................................            298            (228)           (670)
                                                                        --------        --------        --------
Net cash used in operating activities ...........................         (9,042)         (6,611)        (26,484)
                                                                        --------        --------        --------
Cash flows from investing activities:
    Purchase of property and equipment ..........................         (1,195)         (4,352)        (14,232)
    Payments made on behalf of Spider ...........................             --          (1,055)           (738)
    Increase in restricted cash .................................            (10)           (272)         (5,406)
    Cash paid for acquisitions, net of cash
        acquired ................................................             37            (986)         (2,477)
    Related party loans .........................................             --            (690)            425
    Purchase of short term investments ..........................             --              --         (19,270)
    Redemption of short term investments ........................             --              --          14,319
    Software development costs ..................................             --             (66)             --
                                                                        --------        --------        --------
Net cash used in investing activities ...........................         (1,168)         (7,421)        (27,379)
                                                                        --------        --------        --------


                 The accompanying notes to financial statements
             are an integral part of these consolidated statements.

                 DIGITAL LIGHTHOUSE CORPORATION AND SUBSIDIARIES
                             (f.k.a. Etinuum, Inc.)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                          Year Ended December 31,
                                                                                 ----------------------------------------
                                                                                   1998            1999            2000
                                                                                 --------        --------        --------

Cash flows from financing activities:
    Proceeds from issuance of common stock ...............................       $      2        $      8        $ 54,000
    Offering costs .......................................................             --              --          (5,498)
    Proceeds from issuance of preferred stock, net of offering costs .....         11,837          14,485              --
    Net borrowings on revolving line of credit ...........................           (100)             --              --
    Borrowings ...........................................................             --           2,513           4,945
    Repayment of borrowings ..............................................            (12)           (271)         (2,768)
    Proceeds from related party borrowings ...............................          1,700              --              --
    Repayment of related party borrowings ................................         (1,700)             --              --
    Proceeds from contingent grant .......................................             --             400              --
    Deferred offering costs ..............................................             --            (651)             --
                                                                                 --------        --------        --------
Net cash provided by financing activities ................................         11,727          16,484          50,679
                                                                                 --------        --------        --------
    Net increase (decrease) in cash and cash equivalents .................          1,517           2,452          (3,184)
    Cash and cash equivalents, beginning of year .........................          2,235           3,752           6,204
                                                                                 --------        --------        --------
Cash and cash equivalents, end of year ...................................       $  3,752        $  6,204        $  3,020
                                                                                 ========        ========        ========

Supplemental disclosures of cash flow information:
Cash paid for interest ...................................................       $     17        $    125        $    342
                                                                                 ========        ========        ========

Cash paid for taxes ......................................................       $     --        $     --        $     --
                                                                                 ========        ========        ========


Non-cash Investing and Financing Transactions:

Property and equipment acquired through
    incurrence of capital lease obligations ..............................       $     --        $     --        $  4,326
                                                                                 ========        ========        ========

Forgiveness of debt and accrued interest .................................       $     --        $     --        $     80
                                                                                 ========        ========        ========


                 The accompanying notes to financial statements
             are an integral part of these consolidated statements.

                 DIGITAL LIGHTHOUSE CORPORATION AND SUBSIDIARIES
                             (f.k.a. Etinuum, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

1.      Organization

Nature of Business:

Digital Lighthouse Corporation ("Digital Lighthouse" or the "Company"), formerly known as Etinuum, Inc., is a provider of Strategic Consulting, Technology Solutions, e-Operations and Customer Knowledge services in connection with e-commerce and other direct-to-customer initiatives of business enterprises. The Company operates communications centers in California, Colorado and Kansas, with additional operations in Connecticut, New York, New Jersey, Chicago and San Diego and headquarters in Englewood, Colorado. Digital Lighthouse was incorporated as a Colorado corporation on March 6, 1996 and reincorporated as a Delaware corporation on August 2, 1996.

In February 1997, Digital Lighthouse acquired 100% of the common stock of Protocall New Business Specialists, Inc. ("Protocall"). Protocall, a communications center service operation, was located in Northern California. Following the Protocall acquisition, the Company expanded its e-Operations, Technology Solutions and Strategic Consulting services.

In March 1999, Digital Lighthouse formed a wholly-owned subsidiary, Spider Technologies, Inc. ("Spider"). Spider was formed to pursue the development and sales of a Web-based technology originally developed by Digital Lighthouse. Effective October 1, 1999, Digital Lighthouse distributed all of the stock of Spider to Digital Lighthouse's stockholders.

In October 1999, Digital Lighthouse acquired 100% of the common stock of Acorn Information Services, Inc. ("Acorn"). Acorn is a data analytics company based in Connecticut. As a result of the acquisition of Acorn, the Company's database marketing and analysis services were enhanced.

Effective March 24, 2000, Digital Lighthouse completed an initial public offering of common stock in which 4,500,000 shares were sold at an offering price of $12.00 per share. Digital Lighthouse received proceeds from the offering of approximately $47.9 million, net of an underwriting discount of $3.8 million and offering expenses of $2.3 million.

In July of 2000 Digital Lighthouse completed a merger with Lighthouse Consulting Group, Inc., a content and document management consulting firm based in Kansas City, Missouri.

In July of 2000 Digital Lighthouse acquired the assets and certain liabilities of Riptide Communications, Inc, a Web design and hosting company based in New York City, New York.

Liquidity and Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Digital Lighthouse incurred net losses from operations and has an accumulated deficit of $81.4 million for the period from inception, March 6, 1996, through December 31, 2000. Digital Lighthouse's ability to achieve profitable operations is subject to significant risks and uncertainties including, but not limited to, Digital Lighthouse's success in raising additional financing to fund operations, marketing its services and managing its operations and competitive factors. There is no guarantee that Digital Lighthouse will ever achieve profitable operations. Digital Lighthouse's operations are also subject to various forms of regulation. All of these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

During the third quarter of 2000, the Company implemented a restructuring plan with the objective of improving operating efficiency, matching current operating expenses to expected future results, and improving upon the time frame of the Company to achieve profitability. The Company accrued expenses of approximately $5 million related to this restructuring. Approximately $4.5 million related to severance costs and approximately $500 related to discontinued facility usage. Prior to December 31, 2000, approximately $2.4 million in severance costs and approximately $41 in facility charges have been paid. During the first quarter of 2001, the Company implemented a restructuring plan. As result of this restructuring, the Company has 370 employees as of March 31, 2001.

To date, the company has completed various restructuring efforts in order to reduce our expenses and cash burn rate in order to achieve profitability. These restructurings include, but are not limited to, the reduction of personnel in administrative and non-billable positions, consolidating to only one communication center and reducing costs being spent on other selling, general and administrative cost activities. In addition, the company is working on raising additional private capital and securing additional bank lines. The Company also made the decision to not open the communication center in Yukon, Oklahoma. The Company is attempting to sublease our Denver and Yukon Communication Centers, as well as a portion of the San Diego location that has been vacated due to this restructuring. In addition, the Company is attempting to recover a portion of the leasehold improvements made to these locations from the sublessor, and attempting to sell some of the equipment and furniture that exists there. There is no assurance that the Company will be able to accomplish the above items. Failure to achieve these could have a negative impact on management's ability to sustain the Company in the future.

  However, there can be no assurances that any funds generated will be sufficient to meet the Company's obligations as they come due or that Company assets could be liquidated in excess of their carrying values.

The Company directs their marketing efforts primarily toward Fortune 1000 companies with which they can develop long-term relationships. Management believes that their current clients generally are, or are positioned to be, among the leaders in their industries. The Company looks to grow their business with our clients by offering them additional services as their initiatives grow and by offering them new services as our capabilities expand. The Company generally focused their sales efforts on businesses in markets that require complex solutions and skilled personnel. The Company believes their expertise with sophisticated products, such as financial instruments, and with complicated sales programs, gives a competitive advantage in marketing to clients with similar products and programs.

Management believes the achievement of the plans discussed above are essential for obtaining profitability in the future.

2.      Summary of Significant Accounting Policies:

Basis of Presentation

The consolidated financial statements include the accounts of Digital Lighthouse and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Prior year reclassifications

Certain 1998 and 1999 balances have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, Digital Lighthouse considers all cash and investments with an original maturity of 90 days or less to be cash equivalents.

Investments

Short-term investments consist of commercial paper as of December 31, 2000. These investments are classified as available-for-sale by the Company and are recorded at their fair market value. All unrealized holding gains and losses are shown, net of tax, as a component of accumulated other comprehensive income.

Concentration of Credit Risk

Financial instruments that potentially subject Digital Lighthouse to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments, restricted certificates of deposit and accounts and notes receivable. Digital Lighthouse has no off-balance sheet concentrations of credit risk. Digital Lighthouse maintains its cash balances and investments in the form of bank demand deposits, money market accounts and commercial paper with financial institutions that management believes are creditworthy. Restricted cash is in the form of letters of credit that are held in money market accounts at creditworthy financial institutions. These money market accounts are controlled by a third party as a requirement of the lease agreement for our facilities or as a requirement of the loan and security agreement of our notes payable and capital leases. All notes receivable are to employees or officers and directors of the Company. Accounts receivable is typically unsecured and is derived from transactions with and from customers located within the United States. Digital Lighthouse performs ongoing credit evaluations of its accounts and notes receivable and maintains reserves for potential credit losses.

As discussed in Note 12, a significant portion of Digital Lighthouse's revenue is derived from a limited number of customers. Additionally, those customers account for a significant portion of billed and unbilled accounts receivable. The loss of such a customer could have a material adverse effect on the Company's future results of operations and financials position.

Property and Equipment

All additions, including betterment to existing facilities, are recorded at cost. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the accounts. Any gain or loss is reflected in other income (expense) in the year of disposition.

Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, ranging from one to ten years. Leasehold improvements are amortized over the shorter of their economic life or the remaining term of the related lease.

Intangible Assets

                                                                                  December 31,
                                                                 Estimated     ------------------
                                                                   Life          1999       2000
                                                                 ---------     --------   -------
Customer relationships and intellectual property                 2-3 years     $ 3,950    $ 4,357
Goodwill                                                           3 years       3,920      5,314
                                                                                          -------

                                                                                 7,870      9,671
Less - Accumulated amortization                                                 (5,062)    (5,020)
                                                                               -------    -------

                                                                               $ 2,808    $ 4,651
                                                                               =======    =======

Amortization of goodwill and other intangibles was $1,725, $1,828 and $2,963 for the years ended December 31, 1998, 1999 and 2000, respectively. All intangibles that have been fully amortized have been removed from the financial statements and are reflected above.

Asset Impairment

Digital Lighthouse reviews its long-lived assets held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, management estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the asset is reduced to its estimated fair value by recognizing an impairment loss. Due to changing customer relationships, functionality of intellectual property and the overall business environment, an evaluation of the realization of intangible assets was necessary. As a result of this evaluation it was determined that the carrying value of certain of these intangible assets were not realizable. Management estimated the fair value of the assets determined to be impaired by discounting estimated future cash flows and recorded an impairment loss of $973 during the fourth quarter of 2000. The Company will continue to review the value of our long-lived assets from time to time. It is reasonably possible that future impairment may be recognized on the remaining long-lived assets.


Deferred Rent

Digital Lighthouse recognizes rent expense ratably over the life of the lease regardless of the timing or amount of periodic payments.

Stock-Based Compensation

The Company accounts for its employee stock option plans and other employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma disclosures for employee stock grants as if the fair-valuebased method of accounting in SFAS No. 123 had been applied to these transactions. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources.

Revenue Recognition

        Substantially all of our revenue from services is derived from performance in our operating centers or from fees associated with consulting services both of which are billed on a time and material or fixed-price basis. . Revenues for time and material contracts are recognized as the services are provided. Revenue on fixed-price contracts is recognized as services are performed over the life of the contract. Any revenue adjustment in association with a contract is adjusted in the period in which it is determined to occur. Additionally, the company recognizes commission revenue when earned. Unbilled accounts receivable represents revenues earned for services rendered that are typically billed to the customer in the following month.

Direct Cost of Services

        Our direct cost of services consists primarily of compensation and benefits to our employees engaged in the direct delivery of professional services related to the development, implementation and support of our client's projects. Direct costs of service may also contain travel expenses, telecommunications expenses and other materials, which are a direct result of our clients programs.

        Our cost of service personnel and related direct expenses as a percentage of revenue are related to our personnel utilization and can affect our gross margins. Considerable effort is placed into maintaining and monitoring project requirements. The number of direct personnel assigned to a program will vary based upon that program's size, complexity and duration. Timing of completion, delays, program expansion or contraction can effect utilization and overall utilization and gross profitability. In addition, our direct personnel may not be fully utilized during their initial months of employment due to training and integration needs.

Advertising Cost

Digital Lighthouse expenses advertising costs as incurred. For the years ended December 31, 1998, 1999 and 2000, Digital Lighthouse had advertising expenses of $132, $456 and $330, respectively.

Advances to Spider

The Company has recorded a valuation allowance and a corresponding charge to income against the net assets distributed to Spider and receivables from Spider for shared costs because realization of these assets are principally dependent on the operating results of Spider. Through December 31, 2000, Spider's business has not performed at a level, which would indicate that assets recorded related to Spider are recoverable. Accordingly, the Company recorded charges of $1,055 and $738 in 1999 and 2000, respectively. It is reasonably possible that additional losses related to Spider will be incurred in the future

Income Taxes

The current provision for income taxes represents actual or estimated amounts payable or refundable on tax returns filed or to be filed for each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. The measurement of deferred tax assets may be reduced by a valuation allowance based on judgmental assessment of available evidence if deemed more likely than not that some or all of the deferred tax assets will not be realized.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. Digital Lighthouse has excluded the weighted average effect (using the treasury stock method) of common stock issuable upon conversion of all convertible preferred stock and exercise of stock options for common stock from the computation of diluted earnings per share as the effect of all such securities is anti-dilutive for all periods presented. The shares excluded are as follows:

                             Convertible
                              Preferred       Stock
                                Stock        Options
                            -------------   ---------
    December 31,
       1998 .............     26,202,683      95,840
       1999 .............     33,962,909     355,755
       2000 .............        N/A         319,461

SEGMENT INFORMATION

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires a business enterprise to report financial information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Management currently operates and manages the Company as one operating segment.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments, restricted certificates of deposits, accounts and notes receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these assets and liabilities. The Company has several fixed rate borrowings, the fair value of which approximates the carrying amounts as of December 31, 2000.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Digital Lighthouse adopted SFAS No. 133, as amended by SFAS No. 137 and 138, on January 1, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Digital Lighthouse has not entered into any derivative financial instruments or hedging activities. As a result, the adoption of SFAS No. 133 did not have a material impact on the Company's financial statements.

In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Management believes that the Company's policies are consistent with SAB 101, and therefore, the adoption had no effect on the Company's financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 with regard to the following: the definition of an employee for purposes of applying noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective for the Company on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. To the extent the Company's stock-based compensation awards are or become subject to "variable accounting" in the future because of FIN 44, significant periodic fluctuations in the price of the Company's common stock may cause the application of FIN 44 to have a material impact on stock-based compensation reported in future results of operations.

In February 2001, the FASB issued a limited revision exposure draft of proposed Statement of Financial Accounting Standard "Business Combinations and Intangible Assets - Accounting for Goodwill." The proposed Statement would establish a new accounting standard for goodwill acquired in a business combination. It would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as currently required by APB Opinion No. 17, "Intangible Assets." Furthermore, certain intangible assets that are not separable from goodwill will also not be amortized.

This proposed Statement would establish a new method of testing goodwill for impairment. It would require that goodwill be separately tested for impairment using a fair-value based approach. Entities would be required to initially apply the provisions of this proposed Statement as of the beginning of the first fiscal quarter following issuance of the final Statement. Those provisions would apply not only to goodwill arising from acquisitions completed after the issuance date of the final Statement but also to the unamortized balance of goodwill at the date of adoption. The Company will determine the impact, if any, upon the issuance of the final standard.

3.      Property and Equipment:

Property and equipment consisted of the following at December 31, 1999 and 2000:

                                                          December 31,
                                                     --------------------
                                                       1999        2000
                                                     --------   ---------

            Computer equipment and software .......  $ 4,672     $11,200
            Furniture and fixtures ................    2,300       3,938
            Leasehold improvements ................    1,230       5,088
            Telephone equipment ...................    5,003       6,944
                                                     -------    --------
                                                      13,205      27,170
            Less-accumulated depreciation .........   (5,223)     (7,895)
                                                     -------    --------
                                                     $ 7,982     $19,275
                                                     =======    ========

Depreciation expense for the years ended December 31, 1998, 1999 and 2000, was $2,030, $1,705 and $3,168, respectively.

4.      Acquisitions:

Acorn

Effective October 1, 1999, Digital Lighthouse purchased all of the common stock of Acorn. The purchase was accounted for under the purchase method of accounting. The initial consideration consisted of cash of $550, $200 in short-term payables, $100 from the issuance of 11,737 shares of Digital Lighthouse's common stock, and acquisition costs of $100. The purchase agreement also included a three- year contingent earn-out of up to $1,900 in cash and up to 527,778 shares of Digital Lighthouse common stock.

On March 20, 2000 Digital Lighthouse and the former Acorn stockholders amended and replaced the contingent earn-out provision relating to the Acorn acquisition. Under the new agreement, the four former stockholders of Acorn, who are employees of Digital Lighthouse, will receive a total of $200, $200 and $400 on the first, second and third anniversary dates of the acquisition closing, respectively, assuming all four employees remain employed with the Company in years one and two. In year three, up to two employees may terminate employment with the consent of the Digital Lighthouse Chief Executive Officer. These payments will be accounted for as compensation expense in the years earned as the payments are based on continued employment. As of December 31, 2000, $200 has been accrued related to these payments.

The four former Acorn Stockholders were also granted options to purchase a total of 400,000 shares of the Company's common stock at an exercise price of $10 per share with vesting of one-third immediately and the remaining options vesting over the next thirty months. The one non-employee former stockholder of Acorn received 10,000 shares of Digital Lighthouse common stock. These shares were accounted for as additional purchase consideration.

Additionally, Digital Lighthouse transferred 1,000,000 shares of Spider common stock to the former Acorn stockholders. These Spider shares will vest at the same rate as the stock options issued to the four former employee stockholders discussed above and will be charged to compensation expense over the vesting period based upon the fair value of the shares.

The purchase price of Acorn was allocated to the acquired assets and liabilities as follows:

            Cash ......................................................    $   13
            Other assets ..............................................       687
            Property and equipment ....................................       206
            Goodwill and other intangibles ............................     1,349
                                                                            -----
            Total assets ..............................................     2,255

            Current liabilities .......................................      (429)
            Amounts advanced by Digital Lighthouse to Acorn ...........      (450)
            Borrowings assumed ........................................      (426)
                                                                            -----
                                                                           $  950
                                                                            =====

The following unaudited pro forma information details the estimated effect of the Acorn acquisition assuming it had occurred on January 1, 1998:

                                                                              Digital
                                                                            Lighthouse
                                                                            Year Ended
                                                                           December 31,        1998
                                                                               1998         Pro Forma
                                                                          --------------  -------------
                                                                                           (Unaudited)

            Revenue ...................................................      $ 17,664        $ 20,476
            Net loss applicable to common stockholders ................      $(11,464)       $(11,636)
            Basic and diluted net loss per share ......................      $  (6.14)       $  (6.19)


                                                                             Digital
                                                                            Lighthouse
                                                                            Year Ended
                                                                           December 31,        1999
                                                                               1999          Pro Forma
                                                                          --------------  -------------
                                                                                            (Unaudited)

            Revenue ...................................................      $ 24,699        $ 26,707
            Net loss applicable to common stockholders ................      $(25,235)       $(26,222)
            Basic and diluted net loss per share ......................      $ (13.50)       $ (13.95)

The pro forma financial data presented above does not purport to represent what Digital Lighthouse's results of operations would actually have been if the transaction in fact had occurred on January 1, 1998, and are not necessarily representative of Digital Lighthouse's results of operations for any future period.

Lighthouse Consulting Group, Inc. and Riptide Communications, Inc.

In July 2000, Digital Lighthouse completed a merger with Lighthouse Consulting Group, a content and document management consulting firm based in Kansas City, Missouri. The acquisition was accounted for using the purchase method of accounting. The purchase price consisted of $878, in cash and 400,000 shares of common stock valued at $2.0 million, for a total purchase price of approximately $2.9 million. An additional 200,000 shares of the Company's common stock may be issued in fiscal 2001 and fiscal 2002 if certain financial results are attained. As of March 31, 2001, the financial results had not been met as such, therefore no shares are due in fiscal 2001.

In July 2000, Digital Lighthouse acquired the assets and certain liabilities of Riptide Communications, Inc., a web design and hosting company based in New York City, New York. The purchase was accounted for using the purchase method of accounting. The purchase price consisted of $1.6 million in cash.

The combined purchase price allocations are subject to adjustments based upon the final determination of the fair value of assets acquired and liabilities assumed. Such determination may take as long as one year from the respective purchase dates.

The initial allocation of consideration given to the acquired assets and liabilities is as follows:

       Purchase price:
                        Cash paid .......................................................       $ 2,477
                        Common stock issued to former owners ............................         2,025
                                                                                                 ------
                        Total purchase price ............................................       $ 4,502
                                                                                                 ======
       Allocation of the purchase price to fair market value of acquired assets and assumed liabilities:
                        Cash ............................................................       $     8
                        Accounts receivable .............................................         1,168
                        Prepaid, deposits and other current assets ......................            62
                        Equipment .......................................................           939
                        Goodwill and other intangibles ..................................         5,568
                        Liabilities and debt assumed ....................................        (3,243)
                                                                                                 ------
                                                                                                $ 4,502
                                                                                                 ======

5.      Spider Spin-off:

Effective October 1, 1999, Digital Lighthouse distributed 100% of the shares of Spider to its stockholders on a pro-rata basis. In connection with the transaction, Digital Lighthouse also distributed $1,000 in cash and technology that is currently under development. Digital Lighthouse has the right to receive $1,450 in royalty payments plus accrued interest at 8% over five years from the date of the spin-off. The royalty payments are due from Spider regardless of the success or lack thereof, of its future operations. Additionally, Digital Lighthouse received a five-year warrant to purchase 1,000,000 shares of Spider's common stock at an exercise price of $0.013 per share. Digital Lighthouse exercised this warrant during the fourth quarter of 1999 for $13 and the shares were transferred to the former Acorn stockholders (see Note 4). As a condition of the spin-off, Digital Lighthouse will be allowed to utilize the Spider technology for three years without any fee or royalty due to Spider. Thereafter, Digital Lighthouse will pay for the use of the technology at its most favored nations pricing if Digital Lighthouse chooses to continue to utilize the Spider software.

The Company has, from time to time, made advances to Spider. Such advances totaled $1,055 during 1999 and $738 net of recoveries during 2000. Realization of these advances to Spider is principally dependent upon Spider's operating results and its ability to raise additional capital.

During 1999 and 2000, a valuation allowance of $1,055 and $738 was recognized by a charge to operations reducing all advances to Spider to zero. Digital Lighthouse has no funding commitments or guarantees to Spider with regard to future receivables; however, it is reasonably possible that Digital Lighthouse will recognize additional losses on Spider for future advances.

In connection with the spin-off of Spider, Digital Lighthouse reduced the mandatory redemption value of their preferred shares by $0.13 per share. The excess of the carrying value of the preferred shares over the revised redemption value of $3,098 was credited to additional paid-in capital in 1999.

6.      Borrowings:

Notes payable and capital lease obligations consisted of the following at December 31, 1999 and 2000:

                                                                              1999      2000
                                                                            --------  --------

      Equipment loans .................................................     $ 2,297   $ 2,734
      Revolving credit facilities .....................................         225        50
      Contingent grant ................................................         400       320
      Capital lease obligations .......................................         191     3,645
      Related party notes and other ...................................         398       329
                                                                             ------    ------
             Total notes payable and capital lease obligations ........       3,511     7,078

      Less--Unamortized discount on contingent grant ..................         (75)      (48)
      Less--Current portion ...........................................      (1,714)   (3,026)
                                                                             ------    ------
                                                                            $ 1,722   $ 4,004
                                                                             ======    ======

Revolving Credit Facilities

In 1997, Digital Lighthouse had a line-of-credit facility with a bank that provided for maximum borrowings of $100. The line-of-credit expired in 1998.

As of December 31, 1999 and 2000, Acorn had an agreement with a bank for a $50 line-of-credit facility. At December 31, 1999 and 2000, $50 was outstanding under this line-of-credit. Interest accrues on outstanding borrowings at 12.25% per annum. Interest is payable monthly and principal is payable upon demand.

As of December 31, 1999, Acorn had an agreement with a bank to provide a $175 line of credit facility. At December 31, 1999, Acorn had outstanding borrowings of $175 under this line. No amounts were outstanding as of December 31, 2000.

Related Party Notes Payable

As of December 31, 1999 and 2000, Acorn had notes totaling $398 and $198, respectively to certain former stockholders and officers of Acorn. The notes bear interest at a rate of 10% per annum and are payable on demand.

Equipment Loan

In September 1999, Digital Lighthouse entered into an equipment facility, which provided for maximum borrowings of approximately $2,500 to allow for the purchase of equipment to be used at Digital Lighthouse's communications center in Kansas. In December 2000, the maximum borrowings on the equipment facility were increased to $3,000. This facility expires on November 10, 2003 and bears interest at rates ranging from 13.6% to 13.9%. At December 31, 2000, $2,734 was outstanding under this facility. The borrowings under the equipment facility are collateralized by the related equipment acquired.

Capital Leases

In June 2000, Digital Lighthouse entered into a leasing facility that provides for maximum borrowing of $10,000. During 2000 Digital Lighthouse has drawn a total of $3,126. The company also assumed capital leases of $519 through acquisitions. The maturity dates of the draws range from June 29, 2003 to September 22, 2006, and the interest rates range from 5.8% to 7.4%. At December 31, 2000 the Company's obligation on capital leases totaled$3,645. Principal and interest are payable monthly.

Contingent Grant

In April of 1999, the Kansas Department of Commerce and Housing ("KDCH") provided Digital Lighthouse $400 as an incentive to open a communications center in Kansas. The grant was received in the form of a non-interest-bearing note, which will be forgiven over five years if certain prescribed employment and average salary levels are maintained. Digital Lighthouse has discounted the note by $95 to reflect its effective borrowing rate of 9.75%. The loan was used to purchase equipment to be used at the Kansas location. As this loan is forgiven, Digital Lighthouse will adjust the basis of the equipment purchased. If the levels of employment and average salaries prescribed in the agreement are not maintained, the outstanding portion of the loan, as defined in the agreement, plus penalties are due within thirty days.

The future minimum principal payments on long-term borrowings are as follows:

                                                                   Capital                     Related
                                                    Equipment       Lease       Contingent    Party and
                                                       Loan      Obligations      Grant         Other       Total
                                                   -----------  -------------  ------------  -----------  ---------
              Year ended December 31,
                    2001 .......................     $1,659        $1,189          $ 80          $379     $ 3,307
                    2002 .......................        970           957            80            --       2,007
                    2003 .......................        528           792            80            --       1,400
                    2004 .......................         --           591            80            --         671
                    2005 .......................         --           375            --            --         375
                    Thereafter .................         --           273            --            --         273
                                                      -----         -----           ---           ---      ------
                                                      3,157         4,177           320           379       8,033
              Less-payments representing
                    interest ...................       (423)         (532)          (48)           --      (1,003)
                                                      -----         -----           ---           ---
                                                     $2,734        $3,645          $272          $379     $ 7,030
                                                      =====         =====           ===           ===      ======

7.      Income Taxes:

Components of the income tax provision applicable to federal and state income taxes are as follows:

                                                               Year Ended December 31,
                                                            ----------------------------
                                                              1998      1999      2000
                                                            --------  --------  --------

           Current benefit:
             Federal ...................................    $    --   $    --   $     --
             State .....................................
                                                             ------    ------    -------
           Total .......................................         --        --         --
                                                             ------    ------    -------
            Deferred benefit
             Federal ...................................     (2,888)   (1,778)   (10,806)
             State .....................................       (457)     (455)    (1,612)
                                                             ------    ------    -------
           Total .......................................     (3,345)   (2,233)   (12,418)
                                                             ------    ------    -------
             Total tax benefit .........................     (3,345)   (2,233)   (12,418)
                                                             ------    ------    -------
           Valuation allowance .........................      3,345     2,233     12,418
                                                             ------    ------    -------
             Net tax benefit ...........................    $    --   $    --   $     --
                                                             ======    ======    =======

The reconciliation of income tax computed at the U.S. federal statutory tax rate (35%) to Digital Lighthouse's effective income tax rates are as follows:

                                                               Year Ended December 31,
                                                            -----------------------------
                                                              1998      1999      2000
                                                            --------  --------  ---------

           Expected tax benefit ........................    $(3,336)  $(4,554)  $(13,013)
           State tax benefit ...........................       (320)     (455)    (1,301)
           Disallowance of meals and entertainment
                  expenses .............................         10        23         65
           Amortization of goodwill ....................        276       463      1,531
           Taxable gain on Spider spin-off .............         --     1,710          -
           Losses on Spider ............................         --       406        284
           Other .......................................         25       174         16
           Change in valuation allowance ...............      3,345     2,233     12,418
                                                             ------    ------    -------
           Provision for income taxes ..................    $    --   $    --   $     --
                                                             ======    ======    =======


At December 31, 2000, Digital Lighthouse had approximately $53,000 of net operating loss carry forwards that begin to expire in 2012.

Digital Lighthouse recognized a taxable gain of $3,500 upon its spin-off of Spider. The amount of the gain was determined by an independent valuation of Spider. It is reasonably possible that the amount of the gain could change in the foreseeable future. Furthermore, the Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry forwards available for use in any given year if certain events occur, including significant changes in ownership interests.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 2000 were as follows:

                                                                         December 31,
                                                                      1999       2000
           Current deferred tax assets:                            ---------  ----------
             Bad debt allowance ...............................     $   179    $    216
             Vacation accrual .................................         103         256
             Accrued bonus ....................................         308         571
             Accrued severance and wages ......................          --         963
             Customer deposits, deferred revenue and other ....         293         191
                                                                      -----      ------
                                                                        883       2,197
                                                                      -----      ------
           Non-current deferred tax assets:
             Deferred rent ....................................          93          67
             Net operating loss carry forward .................       9,313      20,533
                                                                      -----      ------
                                                                      9,406      20,600

                                                                      -----      ------
           Total deferred tax assets ..........................      10,289      22,797
                                                                      -----      ------
            Non-current deferred tax liability:
             Depreciation .....................................        (431)       (521)
             Acquired intangibles. ............................        (363)     (1,791)
                                                                      -----      ------
           Total deferred tax liability .......................        (794)     (2,312)
                                                                      -----     -------
             Net deferred tax asset ...........................       9,495      20,485
             Valuation allowance ..............................      (9,495)    (20,485)
                                                                      -----     -------
                                                                    $    --    $   -
                                                                     ======     =======

Because Digital Lighthouse has incurred losses since its inception, management determined a valuation allowance was necessary for the entire net deferred tax asset balance as of December 31, 2000.

8.      Commitments and Contingencies:

Leases

Digital Lighthouse leases office facilities and various equipment under operating leases that expire through fiscal 2010. The total rental expense for office facilities and equipment for the years ended December 31, 1998, 1999 and 2000 was $888, $1,294 and $2,706, respectively.

Minimum future cash flow commitments under the above leases are as follows:

           Year ended December 31-
                  2001 ...................     $ 2,867
                  2002 ...................       2,896
                  2003 ...................       2,747
                  2004 ...................       2,558
                  2005 ...................       2,261
                  Thereafter .............       9,367
                                                ------
                                               $22,696
                                                ======

Grant

Digital Lighthouse received a grant from KDCH in connection with opening a communications center in Fort Scott, Kansas. The grant was to reimburse Digital Lighthouse for certain costs incurred relating to the opening of the customer care center, including training and project administration. The grant is for up to $800, through November 2008. The grant requires Digital Lighthouse to maintain certain minimum employment and average salary levels as prescribed in the agreement. The reimbursements have been applied against the eligible costs incurred in the accompanying statement of operations. Through December 31, 2000, Digital Lighthouse has earned $717 from this grant, which has reduced selling, general and administrative expense. At December 31, 2000, Digital Lighthouse recorded a receivable of $41 for reimbursements of costs incurred.

Digital Lighthouse has also received a $400 contingent grant from the KDCH in the form of a non-interest bearing loan (Note 6).

Litigation

Digital Lighthouse is periodically involved in litigation arising in the ordinary course of business. Management is of the opinion that the ultimate resolution of any such matters will not have a material adverse effect on Digital Lighthouse's financial position or results of operations.

In October 2000, the Company entered into arbitration with InformIns, Inc., a former client in Orange County, California. InformIns submitted a claim for breach of contract from Digital Lighthouse. Digital Lighthouse sought payment from InformIns for services rendered. In March 2001, the arbitrator ruled in favor of InformIns and granted them an award including legal fees of approximately $600. Digital Lighthouse has petitioned the arbitrator for reduction in unsubstantiated expenses submitted by InformIns. The granting of the petition is pending. Digital Lighthouse is seeking recovery under its error and omissions insurance policy for this matter. The Company has recognized a charge to operations and a related liability of $600 in connection with this ruling in the accompanying financials statements for the year then ended December 31, 2000.

NASDAQ Notification

On April 5, 2001 we were notified by Nasdaq that we had violated the continued listing requirements of Nasdaq by failing to maintain a minimum market value of public float of $5 million and a minimum bid price of $1.00 over 30 consecutive trading days . We have 90 days from this date, or until July 5, 2001, to remedy the situation or we will be delisted from the Nasdaq National Market. We intend to make the necessary modifications in order to comply with the rules. There is no guarantee that we will be in compliance with these rules by the specified date and we could be delisted from Nasdaq.

9.      Convertible Preferred Stock Subject to Mandatory Redemption:

In November 1999, Digital Lighthouse amended its Certificate of Incorporation to increase the number of authorized shares of common and preferred stock to 170,000,000 and 79,000,000, respectively, and to accrue cumulative preferred stock dividends of 0.145 preferred share for each share of the Series A, B, C and D Stock and 0.1 preferred share for each share of the Series E Stock owned on October 15, 1999. The declaration resulted in 4,676,464 shares (as converted for Series A Stock) of preferred stock accrued on October 15, 1999. After October 15, 1999, the cumulative dividend became 6% per annum on the stated value of the Series A Stock and 8% per annum on the stated value of the Series B, C, D, E and F Stock. This resulted in 5,272,240 shares of preferred stock accrued through December 31, 1999. An additional 526,599 shares of preferred stock were accrued through the date of the initial public offering.

Preferred stock may be issued in series with such designations, preferences, rights and limitations as the Board of Directors may deem appropriate. The Series A, B, C, D, E and F Stock rank on a parity basis with respect to dividends and rights upon liquidation. Each series of preferred stock votes together with the common stock on all matters as if converted into common shares. Other terms of each series of preferred stock, as amended on November 19, 1999, are described below.

Reverse Stock Split

Effective January 14, 2000, Digital Lighthouse declared a 4 for 1 reverse stock split on Digital Lighthouse's common stock. Common stock amounts and per share amounts have been adjusted retroactively to give effect to the stock split. The conversion price for the preferred stock was adjusted to reflect the 4 for 1 reverse stock split.

Conversion of Preferred Stock into Common Stock

Each share of Series A Stock was convertible at the option of the holders into 50 shares of common stock. Accrued but unpaid dividends on the Series A Stock were also convertible into common stock at the same effective conversion ratio. All outstanding Series A Stock, including unpaid dividends, converted into common stock upon completion of the initial public offering of common stock.

Each share of Series B, C, D, E and F Stock was initially convertible at the option of the holders into 0.25 shares of common stock (subject to adjustment for certain events). The Series C, D, E and F conversion ratio and the conversion ratio for certain Series B stockholders were adjustable if Digital Lighthouse issues or sells common stock or equivalents at a price less than their stated conversion prices then in effect. Accrued but unpaid dividends on Series B, C, D, E and F Stock were also convertible into common stock at the same effective conversion ratio. All outstanding Series B, C, D, E and F Stock, including unpaid dividends, automatically converted into common stock (4 for 1) upon completion of the initial public offering of common stock.

Mandatory Redemption and Accretion to Liquidation Values

The holders of at least two-thirds of each series of preferred stock, voting as a separate series, could require Digital Lighthouse to redeem their shares at any time on or after February 20, 2003, for the redemption values described in each separate series. Offering costs for each series of preferred stock were initially offset against the proceeds from each offering.

Periodic charges to net loss applicable to common stockholders were recognized to accrete the value of each series of preferred stock to its liquidation and redemption value. A summary of Digital Lighthouse's mandatorily redeemable, convertible preferred stock is presented in the table below:

                                                       SERIES A                SERIES B                   SERIES C
                                                 -------------------   ------------------------   -----------------------
                                                  SHARES    AMOUNT        SHARES       AMOUNT         SHARES     AMOUNT
                                                 -------- ----------   ------------  ----------   ------------  ---------
Balances, December 31, 1997 ..............        15,000    $ 1,463     12,339,168    $ 21,230      2,871,913    $ 3,406
Modification of terms on the
     existing Series C preferred
     stock in connection with the
     Exchange Agreement ..................            --         --             --          --     (2,871,913)    (3,535)
Issuance of new Series C mandatorily
     redeemable convertible preferred
     stock in Exchange Agreement .........            --         --             --          --      6,371,913      5,000
Issuance of Series D mandatorily
     redeemable, convertible preferred
     stock for cash, net of issuance costs
     of $1,423 ...........................            --         --             --          --             --         --
Adjustment to Series B preferred stock
     as consideration for purchase of
     Protocall ...........................            --         --        (21,539)        (38)            --         --
Deemed contribution from majority
     common stockholder ..................            --         --             --          --             --       (157)
Accretion to liquidation and
     redemption value ....................            --          9             --          72             --        140
                                                 --------  ---------   ------------  ----------   ------------  ---------
Balances, December 31, 1998 ..............        15,000      1,472     12,317,629      21,264      6,371,913      4,854
Issuance of Series E mandatorily
     redeemable convertible preferred
     stock for cash, net of issuance
     costs of $52 ........................            --         --             --          --             --         --
Issuance of Series F mandatorily
     redeemable convertible preferred
     stock for cash, net of issuance
     costs of $603 .......................            --         --             --          --             --         --
Reduction of redemption and
     liquidation value ...................            --       (368)            --      (1,472)            --       (717)
Beneficial conversion feature ............            --         --             --          --             --         --
Adjustment to Series B preferred
     stock as consideration for
     purchase of Protocall ...............            --         --        (11,488)        (20)            --         --
Accrued dividends ........................            --      1,018             --       4,301             --      2,227
Accretion to liquidation and
     redemption value ....................            --          6             --          53             --         35
                                                 --------  ---------   ------------  ----------   ------------  ---------
Balances, December 31, 1999 ..............        15,000      2,128     12,306,141      24,126      6,371,913      6,399

Accrued  stock dividends .................            --         86             --         470             --        243
Accretion to liquidation
     and redemption value ................            --         --             --          --             --         --
Beneficial conversion feature on
Series F Preferred shares ................            --         --             --          --             --         --
Issuance of preferred stock ..............         2,561         --      2,207,105          --      1,142,805         --
Conversion to common stock ...............       (17,561)    (2,214)   (14,513,246)    (24,596)    (7,514,718)    (6,642)
                                                 --------  ---------   ------------  ----------   ------------  ---------
Balances, December 31, 2000 ..............            --    $    --             --    $     --             --    $    --
                                                 ========  =========   ============  ==========   ============  =========

                                                      SERIES A                      SERIES B                   SERIES C
                                            ----------------------------    -----------------------    ------------------------
                                                SHARES         AMOUNT          SHARES       AMOUNT        SHARES       AMOUNT
                                            --------------  ------------    ------------  ---------    ------------  ----------
Balances, December 31, 1997 ..............             --    $       --              --    $    --              --    $     --
Modification of terms on the
     existing Series C preferred
     stock in connection with the
     Exchange Agreement ..................             --            --              --         --              --          --
Issuance of new Series C mandatorily
     redeemable convertible preferred
     stock in Exchange Agreement .........             --            --              --         --              --          --
Issuance of Series D mandatorily
     redeemable, convertible preferred
     stock for cash, net of issuance costs
     of ..................................   $      1,423     8,841,911          10,602         --              --          --
Adjustment to Series B preferred stock
     as consideration for purchase of
     Protocall ...........................             --            --              --         --              --          --
Deemed contribution from majority
     common stockholder ..................             --            --              --         --              --          --
Accretion to liquidation and
     redemption value ....................             --           248              --         --              --          --
                                            --------------  ------------    ------------  ---------    ------------  ----------
Balances, December 31, 1998 ..............      8,841,911        10,850              --         --              --          --
Issuance of Series E mandatorily
     redeemable convertible preferred
     stock for cash, net of issuance
     costs of $52 ........................             --            --       2,510,683      3,990              --          --
Issuance of Series F mandatorily
     redeemable convertible preferred
     stock for cash, net of issuance
     costs of $603 .......................             --            --              --         --       5,210,093      10,495
Reduction of redemption and
     liquidation value ...................             --          (253)             --       (288)             --          --
Beneficial conversion feature ............             --            --              --         --          (2,624)
Adjustment to Series B preferred
     stock as consideration for
     purchase of Protocall ...............             --            --              --         --              --          --
Accrued dividends ........................             --         3,090              --        633              --          92
Accretion to liquidation and
     redemption value ....................             --           279              --         13              --         478
                                            --------------  ------------    ------------  ---------    ------------  ----------
Balances, December 31, 1999 ..............      8,841,911        13,966       2,510,683      4,348       5,210,093       8,441

Accrued  stock dividends .................             --           337              --         92              --         174
Accretion to liquidation
     and redemption value ................             --            --              --         --              --         882
Beneficail conversion feature on
     Series F Preferred Stock ............             --            --              --         --              --      13,366
Issuance of preferred stock
     1,585,798 -- ........................        333,918            --         115,780         --
Conversion to common stock ...............    (10,427,709)      (14,303)     (2,844,610)    (4,440)     (5,325,873)    (22,863)
                                            --------------  ------------    ------------  ---------    ------------  ----------
Balances, December 31, 2000 ..............             --    $       --              --    $    --              --    $     --
                                            ==============  ============    ============  =========    ============  ==========

Series A Stock

In August and November of 1996, Digital Lighthouse issued a total of 20,000 shares of Series A Convertible Preferred Stock, $.001 par value, and received net proceeds of $1,951.

The Series A Stock was entitled to a preference in liquidation. The liquidation or redemption price was $74 per share plus the amount of any cumulative unpaid dividends (as amended). Effective November 19, 1999, Digital Lighthouse amended its Certificate of Incorporation to provide for cumulative stock dividends equal to 0.145 shares for each share of Series A Stock outstanding on October 15, 1999. Subsequent to October 15, 1999, the cumulative dividend rate became 6% per annum on the stated value through July 31, 2001. The dividends resulted in 2,390 and 2,561 shares of preferred stock accrued as of December 31, 1999 and March 24, 2000, respectively. All Series A preferred stock and accrued dividends were converted into 878,050 shares of common stock upon completion of the initial public offering.

Series B Stock

During 1997, Digital Lighthouse issued 12,339,168 shares of Series B Convertible Preferred Stock, $.001 par value. Series B Stock issued for cash between February and August of 1997 (10,475,898 shares at $1.741 per share) provided net proceeds to Digital Lighthouse of $17,920. The offering costs included 10,770 shares of common stock issued as a consulting fee that was valued at $29. A portion of those proceeds was used to repurchase and retire 5,000 shares of Series A Stock for $1,741, which resulted in a loss to the common stockholders of $1,241. During 1998 and 1999, Digital Lighthouse received 21,539 and 11,488 shares of Series B Stock from escrow, as adjustments to the Protocall acquisition, respectively.

The Series B Stock had a stated value per share of $1.611 (as amended). The Series B Stockholder was generally entitled to a preference in liquidation at a liquidation or redemption price of the greater of (i) $1.611 for each share of common stock into which the Series B Stock could be converted, plus all accrued and unpaid dividends, or (ii) the per share amount the holders would have received if all shares of Series B Stock had been converted into common stock immediately prior to such liquidation or redemption, plus all accrued and unpaid dividends. Effective November 19, 1999, Digital Lighthouse amended its Certificate of Incorporation to provide for cumulative stock dividends equal to
0.145 shares for each share of Series B Stock outstanding on October 15, 1999. Subsequent to October 15, 1999, the cumulative dividend rate became 8% per annum on the stated value through July 31, 2001. The dividends resulted in 2,019,233 and 2,207,105 shares of preferred stock accrued as of December 31, 1999 and March 24, 2000, respectively. All Series B Preferred Stock and accrued dividends were converted into 3,628,316 shares of Common Stock upon completion of the initial public offering.

Series C Stock and Exchange Agreement

In December 1997, Digital Lighthouse issued 2,871,913 shares of Series C Convertible Preferred Stock, $.001 par value to The Beacon Group III--Focus Value Fund, L.P. for net proceeds of $4,890, or $1.741 per share. Proceeds were used in part to repay loans advanced to Digital Lighthouse by Beacon during November and December 1997 in the aggregate amount of $3,000, plus accrued interest of $16. At the date of the Series C Stock closing, Beacon received a five-year warrant to purchase up to 875,000 shares of common stock at $6.96 per share. This warrant was not assigned any value as the exercise price of the warrant was significantly higher than the fair market value of the common stock on the grant date. The warrant was subsequently cancelled in connection with the Exchange Agreement discussed below. Beacon also received a warrant which adjusted its Series B conversion ratio if Digital Lighthouse issued or sold common stock or equivalents at a price less than the Series B Stock conversion price (initially$1.741 per share). This warrant was valued at $1,496 and was included in the offering costs of the Series C Stock. Additional offering costs of $110 in cash were incurred in connection with this offering.

An Exchange Agreement was executed on May 7, 1998, simultaneous with the Series D Stock closing (see Series D Stock below). Beacon surrendered both warrants obtained at the time of the Series C Stock closing and was issued 3,500,000 shares of additional Series C Stock and a new warrant. The Exchange Agreement was accounted for at estimated fair value and resulted in a charge to the common stockholders of $1,465. The exchange lowered Beacon's effective per share cost of its Series C Stock to $.7847 and reduced the average cost to Beacon of all shares of Series B and Series C Stock held by Beacon to $1.36 per share, the same per share price paid by Conning for the Series D Stock. The new warrant adjusted Beacon's conversion ratio in the Series B Stock if Digital Lighthouse issued or sold common stock or equivalents at a price less than the Series D Stock conversion price (initially, $1.36 per share).

The Series C Stock had a stated value per share of $.6547 (as amended). The Series C Stock was entitled to a preference in liquidation at a liquidation or redemption price of the greater of (i) $.6547 for each share of common stock into which the Series C Stock could be converted, plus all accrued and unpaid dividends, or (ii) the per share amount the holders would have received if all shares of Series C Stock had been converted into common stock immediately prior to such liquidation or redemption, plus all accrued and unpaid dividends. Effective November 19, 1999, Digital Lighthouse amended its Certificate of Incorporation to provide for cumulative stock dividends equal to 0.145 shares for each share of Series C Stock outstanding on October 15, 1999. Subsequent to October 15, 1999, the cumulative dividend rate became 8% per annum on the stated value through July 31, 2001. The dividends resulted in 1,045,525 and 1,142,805 shares of preferred stock accrued as of December 31, 1999 and March 24, 2000, respectively. All Series C Preferred Stock and accrued dividends were converted into 1,878,679 shares of Common Stock upon completion of the initial public offering.

In December 1997, in connection with the Series C Stock offering, Digital Lighthouse's Chief Executive Officer agreed to place into escrow 50,000 shares of his Digital Lighthouse common stock. The shares were contingently transferable to the holder of Digital Lighthouse's Series A Stock as consideration for consenting to certain corporate transactions related to the Series C Stock financing. The shares were to be returned to the Chief Executive Officer if, prior to September 18, 1998, Digital Lighthouse received at least $15,000 in net proceeds from issuance of its common stock or equivalents at a price per share of at least $8.80. As this event did not occur, the shares were transferred in September 1998 to the Series A Stockholder, and Digital Lighthouse reflected the value of the escrowed shares as a contribution to capital and a cost of the Series C Stock financing of $157.

Series D Stock

On May 7, 1998, Digital Lighthouse issued 8,823,529 shares of Series D Convertible Preferred Stock to Conning Insurance Capital Limited Partnership for net proceeds $11,812 or $1.36 per share. In connection therewith, Digital Lighthouse amended and restated its Certificate of Incorporation and executed an Exchange Agreement with Beacon. An additional 18,382 Series D shares were issued in November 1998 for $25, resulting in total shares issued of 8,841,911. Proceeds were used in part to repay loans advanced to Digital Lighthouse during April 1998 by Beacon ($1,400) and certain officers of Digital Lighthouse (in the aggregate, $300), plus accrued interest. In addition, Conning and Beacon were each granted warrants to purchase up to $3,000 of additional Series D Stock (in the aggregate, 4,411,764 shares) at $1.36 per share through April 1999. The value of these warrants at the date of grant was $1,235 using the Black-Scholes pricing model, assuming volatility of 65%, risk-free interest rate of 5.4%, no expected dividends and a life of one year. The value of the warrants was included in the offering costs of the Series D Stock. None of the warrants were exercised in 1998 or 1999.

The Series D Stock had a stated value per share of $1.23 (as amended). The Series D Stock was generally entitled to a preference in liquidation at a liquidation or redemption price of the greater of (i) $1.23 for each share of common stock into which the Series D Stock could be converted, plus all accrued and unpaid dividends, or (ii) the per share amount the holders would have received if all shares of Series D Stock had been converted to common stock immediately prior to such liquidation or redemption, plus all accrued and unpaid dividends. Effective November 19, 1999, Digital Lighthouse amended its Certificate of Incorporation to provide for cumulative stock dividends equal to
0.145 shares for each share of Series D Stock outstanding on October 15, 1999. Subsequent to October 15, 1999, the cumulative dividend rate became 8% per annum on the stated value through July 31, 2001. The dividend resulted in 1,450,810 and 1,585,798 shares of preferred stock accrued as of December 31, 1999 and March 24, 2000, respectively. All Series D Preferred Stock and accrued dividends were converted into 2,606,927 shares of Common Stock upon completion of the initial public offering.

Series E Stock

On April 16, 1999, Digital Lighthouse issued 2,484,472 shares of Series E Convertible Preferred Stock, $.001 par value for net proceeds of $3,948, or $1.61 per share. An additional 26,211 shares of Series E Stock were issued within 180 days of initial closing for $42, resulting in total shares issued of 2,510,683.

The Series E Stock had a stated value per share of $1.48 (as amended). The Series E Stock was generally entitled to a preference in liquidation at a liquidation or redemption price of the greater of (i) $1.48 for each share of common stock into which the Series E Stock could be converted, plus all accrued and unpaid dividends, or (ii) the per share amount the holders would have received if all shares of Series E Stock had been converted to common stock immediately prior to such liquidation or redemption, plus all accrued and unpaid dividends. Effective November 19, 1999, Digital Lighthouse amended its Certificate of Incorporation to provide for cumulative stock dividends equal to
0.1 share for each share of Series E Stock outstanding on October 15, 1999. Subsequent to October 15, 1999, the cumulative dividend rate became 8% per annum on the stated value through July 31, 2001. The dividends resulted in 297,098 and 333,918 shares of preferred stock accrued as of December 31, 1999 and March 24, 2000, respectively. All Series E Preferred Stock and accrued dividends were converted into 711,153 shares of Common Stock upon completion of the initial public offering.


Series F Stock

In November and December of 1999, Digital Lighthouse issued 5,210,093 shares of Series F Convertible Preferred Stock, $.001 par value for net proceeds of $10,495, or $2.13 per share. The net proceeds were used for working capital purposes, a related party loan and to fund acquisitions.

The Series F Stock had an initial stated value per share of $2.13. Cumulative dividends accrued at 8% of the stated value per annum. The dividends resulted in 43,312 and 69,468 shares of preferred stock accrued on December 31, 1999 and March 24, 2000, respectively. The Series F Stock was generally entitled to a preference in liquidation at a liquidation or redemption price of the greater of
(i) $2.13 for each share of common stock into which the Series F Stock could be converted, plus all accrued and unpaid dividends, or (ii) the per share amount the holders would have received if all shares of Series F Stock had been converted to common stock immediately prior to such liquidation or redemption, plus all accrued and unpaid dividends.

The Series F conversion ratio was to be adjusted when Digital Lighthouse sold common stock or equivalents at a price less than its stated conversion price then in effect. If the public offering price of common stock issued in Digital Lighthouse's initial public offering was less than two times the conversion price, the conversion price was to be adjusted to 50% of the public offering price. Further, if the initial public offering was not consummated before July 31, 2000, then the Series F conversion ratio was to be reduced to 75% of the otherwise applicable conversion price. The minimum 25% beneficial conversion feature of $2,624 reduced the Series F preferred stock carrying value and was accreted through July 31, 2000. As the initial public offering occurred prior to July 31, 2000, an additional charge of approximately $13,366 was recognized by Digital Lighthouse. Accrued but unpaid dividends on Series F Stock was also converted into common stock at the same effective conversion ratio. All Series F Preferred Stock and accrued dividends were converted into 1,890,685 shares of Common Stock upon completion of the initial public offering.

10.     Employee Stock Purchase Plan:

Digital Lighthouse adopted the 2000 Employee Stock Purchase Plan on January 13, 1999. The plan will be implemented in eight semiannual offerings of 250,000 shares of stock for an aggregate of 2,000,000 available shares to be sold under the plan. Eligible employees can withhold up to 10% of their base salary to be used to purchase shares under the plan. Employees can purchase shares for 85% of the lesser of the closing price at the beginning or ending of the purchase period or a price set by the Board of Directors if the stock is not publicly traded. This plan has subsequently been suspended by the Board of Directors.

11.  Stock Option Plans:

Digital Lighthouse's 1997 Stock Option Plan was approved by the stockholders on February 3, 1997, as amended subsequent to December 31, 2000 to increase the reserve by 700,000 to a total of 2,455,552 shares of common stock for issuance upon exercise of options granted under this plan.

Digital Lighthouse also adopted the 1998 Stock Option Plan effective May 7, 1998 as amended, to reserve 1,564,417 common shares for issuance upon exercise of options granted under this plan. Digital Lighthouse has adopted the 2000 Stock Incentive Plan on January 13, 1999 to reserve 2,750,000 shares of common shares for issuance upon stock grants or exercise of options granted under this plan.

Generally, options have been granted at an exercise price deemed at least equal to or greater than the fair market value of Digital Lighthouse's common stock at the date of grant and vest over periods ranging from 36 to 48 months as determined by the Board of Directors. Options generally have a term of ten years from date of grant, except for incentive stock options granted to stockholders holding 10% or more of Digital Lighthouse's stock outstanding, in which case the term is five years. Under the stock plans, the Board of Directors has the discretion to set the exercise price and to accelerate the vesting periods of options.

During 1999, options for 811,000 shares of common stock were granted with exercise prices below fair market value. Upon grant, Digital Lighthouse calculated that it would recognize $1,664 as compensation expense over the vesting period of the options, ranging from three to four years from the grant date, which amount will be reduced for future forfeitures. In 1999, $398 of compensation expense was recognized. During the third quarter of 2000, the Company underwent a restructuring whereby, certain option holders whose grant resulted in deferred compensation were terminated. Accordingly, the Company has reversed, $312 of the compensation expense recorded in 1999 related to the forfeited options. The remaining deferred compensation expense to be recognized over the vesting period is $703 related to these options, as discussed above.

During 2000, options for 1,206,786 shares of common stock were granted with the exercise prices below fair market value. Digital Lighthouse will recognize 2,326 as compensation expense over the vesting period of the options ranging from three to four years from the grant date. In 2000, $1,506 of compensation was recognized, which is net of the reversal related to the 1999 and 2000 options.

The following table summarizes the activity relating to options:

                                                          Year Ended December 31,
                                  -----------------------------------------------------------------------
                                          1998                      1999                     2000
                                  --------------------      --------------------     --------------------
                                     Shares     Price         Shares      Price        Shares      Price
                                  -----------  -------      -----------  -------     -----------  -------
Stock Options:
   Options outstanding, at
      beginning of period .......  1,312,394   $  6.44       1,710,544   $  6.07      2,330,563   $  6.28
Granted .........................    483,375      5.56       1,111,000      6.64      3,379,944      6.70
Exercised .......................       (175)     8.00          (1,620)     5.05         (2,551)     2.72
Terminated ......................    (85,050)     9.20        (489,361)     6.44       (909,319)     5.43
                                  -----------  -------      -----------  -------     -----------  -------
Options outstanding, at
     end of period ..............  1,710,544   $  6.07       2,330,563      6.28      4,798,637      6.74
                                  -----------  -------      -----------  -------     -----------  -------
Options exercisable, at
     end of period ..............    670,883   $  5.61       1,214,480   $  5.96      1,305,529   $  6.99
                                  ===========  =======      ===========  =======     ===========  =======
Weighted average fair
     value of options
     granted during the
     period .....................              $  1.68                   $  2.72                  $  6.12
                                               =======                   =======                  =======

The total fair value of options granted was computed to be approximately $813, $3,022 and $20,685 for the years ended December 31, 1998, 1999 and 2000, respectively. For purposes of the fair value pro forma disclosures, these amounts will be amortized ratably over the vesting period of the options. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Pro forma stock-based compensation, net of the effect of forfeitures, was approximately $503, $1,156 and $2,576 for the years ended December 31, 1998, 1999 and 2000, respectively.

If the fair value method were used to account for employee stock option grants, Digital Lighthouse's net loss applicable to common stockholders and loss per share would have been increased to the following pro forma amounts:

                                                       Year Ended December 31,
                                              --------------------------------------
                                                 1998           1999          2000
                                              ----------    ----------    ----------
Net loss applicable to common stockholders:
     As reported ..........................   $  (11,464)   $  (25,235)   $  (54,029)
                                              ==========    ==========    ==========

Pro forma .................................   $  (11,967)   $  (26,391)   $  (56,605)
                                              ==========    ==========    ==========

Net loss per share:
     As reported ..........................   $   (6.14)    $   (13.50)   $    (3.72)
                                              ==========    ==========    ==========

Pro forma .................................   $    (6.41)   $   (14.11)   $    (3.90)
                                              ==========    ==========    ==========

The fair value of each option grant was determined using the minimum value method, under which no volatility was assumed for 1998 and 1999. The assumptions used to determine the fair value of each option grant are as follows:

                                                Year Ended December 31,
                                         ------------------------------------
                                           1998           1999        2000
                                         --------       ---------   ---------
Risk-free interest rates .............      5.52%          5.91%       5.32%
Expected dividend yield rates ........      0.00%          0.00%       0.00%
Expected lives .......................    4 years        4 years     4 years
Expected volatility ..................     0.001%         0.001%      79.35%

The following table summarizes information about the stock options outstanding at December 31, 2000:

                                        Options Outstanding           Options Exercisable
                                    ---------------------------    -------------------------
                                      Weighted                        Weighted     Weighted
                                       Average                        Average       Average
    Range of            Number       Contractual      Exercise         Number      Exercise
 Exercise Prices     Outstanding        Life           Price        Exercisable      Price
-----------------   -------------   -------------    ----------    -------------  ----------
  $2.72 to $2.72        154,789       6.15 years        $2.72         150,986        $2.72
  $4.00 to $4.00      1,426,050       9.68 years        $4.00              --           --
  $4.88 to $6.44        966,816       8.82 years        $5.62         394,857        $5.95
  $6.96 to $8.72        886,149       7.30 years        $7.63         628,600        $7.24
 $9.00 to $10.00      1,227,696       9.18 years        $9.66          30,849        $9.93
$12.00 to $15.60        137,137       7.08 years       $14.39         100,237       $15.11

12. Major Customers:

A significant portion of Digital Lighthouse's revenue is derived from a limited number of customers. To the extent that any significant customer uses less of Digital Lighthouse's services or terminates its relationship with Digital Lighthouse, Digital Lighthouse's revenues could decline substantially and seriously harm Digital Lighthouse's business and results of operations. Additionally, certain of Digital Lighthouse's contracts with its customers, including its largest customer, are on a month-to-month basis. Digital Lighthouse's sales to customers in excess of 10% of revenues for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                                          Year Ended December 31,
                              ------------------------------------------------------------------------------
                                      1998                        1999                         2000
                              -------------------        ---------------------        ----------------------
Customer A ................    $3,486        20%          $6,788          27%          $11,597          29%
Customer B ................        --        --           $2,930          12%          $ 5,156          13%
Customer C ................    $2,021        12%              --          --                --          --
Customer D ................    $1,919        11%              --          --                --          --

Digital Lighthouse's accounts receivable balances, billed and unbilled, from customers in excess of 10% of the accounts receivable balance at December 31, 1998, 1999 and 2000, are as follows:

                                                              December 31,
                              ----------------------------------------------------------------------------
                                      1998                        1999                        2000
                              -----------------        --------------------          ---------------------
Customer A ................    $1,253      19%          $1,867         27%            $2,278          17%
Customer B ................        --      --           $  733         11%                --          --
Customer E ................    $  653      10%              --         --                 --          --
Customer F ................        --      --               --         --             $1,637          12%

WARRANT

In January 2000, Digital Lighthouse granted a warrant to a major customer to purchase 181,250 shares of common stock at an exercise price of $8.52 per share. The value of the warrant at the date of grant was approximately $1.3 million. The value was determined using the Black-Scholes pricing model, assuming volatility of 65%, a risk free interest rate of 6.3%, no expected dividends and a contractual life of three years. The warrant vested immediately upon issuance.

13. Related Party Transactions:

Related Party Loans

On November 23, 1999, in connection with the Series F Stock issuance, Digital Lighthouse loaned its Chief Executive Officer $600. The note is full recourse to the personal assets of the Chief Executive Officer, including his stock in Digital Lighthouse. The note bears interest at prime plus 1.5% (10.0% at December 31, 2000). As of December 31, 2000 total accrued interest and penalties receivable on the note receivable are $59. This note has been fully reserved for as of December 31, 2000.

In 1999, Digital Lighthouse executed a note with a key employee for $29 bearing interest at 8% per year. The note is unsecured and matures in November 2003.

In 1999, Digital Lighthouse loaned certain members of management $28. Principal and accrued interest are due in full on September 1, 2001. One half of this loan can be forgiven each year if the individual is still employed at the time. The loan bears interest of 7.75%. One half of the loan of $28 was forgiven in September 2000.

During 2000, Digital Lighthouse loaned a total of $47 to key employees. The loans bear interest at 8.5% and 8.0%. The loans mature on February 24, 2001 and June 30, 2002. The $22,000 note to one of the key employees may be forgivable onehalf on June 30, 2001 and the other half on June 30, 2002, if certain conditions are met.

During 2000, Digital Lighthouse loaned a certain key employee $175. Principal and accrued interest are due in full on December 26, 2003. The note is forgivable if certain conditions are met. The loans bears interest at 8% per annum.

Other Transactions

Digital Lighthouse maintains life insurance on the Chief Executive Officer in the amount of $20,000. In the event of the Chief Executive Officer's death, the first $10,000 of insurance proceeds is to be used to repurchase shares from the Chief Executive Officer's estate with the remaining proceeds benefiting his estate, and the second $10,000 of insurance proceeds is payable to Digital Lighthouse.

In January 1998, Digital Lighthouse's Chief Executive Officer granted an option to a key employee to purchase 62,500 shares of Digital Lighthouse common stock owned by the Chief Executive Officer for $6.96 per share. The option has a stated life of ten years and is fully exercisable. No compensation expense has been recognized for this transaction as the exercise price was greater than the fair market value on the date of grant.

14. Subsequent Events:

Working Capital Line:

In February 2001, the Company entered into a $5 million accounts receivable facility with Silicon Valley Bank. This facility provides for an advance rate of 70% of eligible receivables up to a maximum of $5 million to be used for working capital needs. The Company advances on the line weekly as cash payments are received and additional invoicing is generated. Interest accrues at a rate of prime plus 1.75% and is paid monthly, with the principal amount outstanding due February 2003, with the option of renewal at that time.

15. Quarterly Financial Data (Unaudited):


                                      First Quarter           Second Quarter      Third Quarter       Fourth Quarter
                                      -------------           --------------      -------------       --------------
                                                         (In thousands, except per share amounts)
2000
   Revenue ........................   $       8,468           $        9,838      $     12,134        $        9,431
   Operating loss .................          (4,317)                  (4,873)          (10,942)              (17,839)
   Net loss .......................          (4,334)                  (3,839)          (10,545)              (19,661)
   Net loss per common share
      Basic and diluted ..........            (6.06)                   (0.21)            (0.57)                (1.35)

1999
   Revenue .......................    $       5,432           $        4,879      $      5,567        $        8,821
   Operating loss ................           (2,210)                  (2,842)           (3,857)               (3,010)
   Net loss ......................           (2,201)                  (2,804)           (3,853)               (4,152)
   Net loss per common share
      Basic and diluted ..........            (1.25)                   (1.57)            (2.13)                (2.22)

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                           Additions
                                                           ---------
                                              Balance at   Changed to
                                              ----------   ----------
                                              Beginning    Costs and                 Balance at
                                              ---------    ---------                 ----------
                                                of Year     Expenses    Deductions   End of Year
                                                -------     --------    ----------   -----------
                                                            (DOLLARS IN THOUSANDS)
Year ended December 31, 2000
        Allowance for doubtful accounts          $464        $3,233      $(2,536)       $561

Year ended December 31, 1999
        Allowance for doubtful accounts          $411         $269        $(216)        $464

Year ended December 31, 1998
        Allowance for doubtful accounts           $88         $323          $--         $411

                                 EXHIBIT INDEX


    EXHIBIT
      NO.                                                     DESCRIPTION
    -------                                                   -----------
     2.1*        Amended & Restated Purchase Agreement with Acorn

     2.1.1*      Exhibits to Share Purchase Agreement

     3.1*        Amended and Restated Certificate of Incorporation dated March 29, 2000

     3.2*        Amended and Restated Bylaws of the Registrant

     4.1*        Form of the Registrant's Common Stock Certificate

     4.2*        Amended and Restated Shareholders' and Voting Agreement dated as of January 14, 2000

     4.3*        Registration Rights Agreement between the Registrant, the former Acorn shareholders and Prospero
                 L.L.C. dated October 30, 1999

     4.3.1*      Amendment No. 2 Registration Rights Agreement between the Registrant, the former Acorn shareholders and Prospero L.L.C.

     4.3.2*      Amended and Restated Registration Rights Agreement

     4.4*        Series A Purchase Agreement between the Registrant and Resource Bancshares Corporation dated August
                 2, 1996

     4.5*        Series B Purchase Agreement between the Registrant and The Beacon Group III-Focus Value Fund, L.P.,
                 Squam Lake Investors II, L.P. and Bain & Company dated as of February 3, 1997

     4.6*        Series C Purchase Agreement between the Registrant and The Beacon Group III-Focus Value Fund, L.P.
                 dated December 22, 1997

     4.7*        Series D Purchase Agreement by and among the Registrant, Conning Capital Limited Partnership V, The
                 Beacon Group III-Focus Value Fund, L.P. and Certain Other Investors dated as of May 7, 1998

     4.8*        Series E Preferred Stock Purchase Agreement by and among the Registrant and U.S. Information
                 Technology Financing, L.P., Encompass Group, Inc., Trans Cosmos USA, Inc. and Certain Other Parties
                 dated as of April 16, 1999

     4.9*        Series F Preferred Stock Purchase Agreement by and among the Registrant and BVCF IV, L.P. and
                 Certain Other Parties dated as of November 19, 1999

    10.1*        1997 Restated Stock Option Plan

    10.2*        1998 Restated Stock Option Plan

    10.3*        2000 Stock Incentive Plan

    10.4*        2000 Employee Stock Purchase Plan

    10.5*        Contribution Agreement dated October 27, 1999, between the Registrant and Spider Technologies, Inc.

    10.6*        Distribution Plan between the Registrant and Spider Technologies, Inc. dated November 5, 1999

    10.7.1*      Promissory Note dated October 1, 1999, between the Registrant and Timothy C. O'Crowley

    10.7.2*      Promissory Note dated October 1, 1999, between the Registrant and Franklin D. Richards

    10.7.3*      Promissory Note and Pledge Agreement of Timothy C. O'Crowley dated November 23, 1999

    10.8*        Sublease and Resource Sharing Agreement between the Registrant and Spider Technologies, Inc.
                 effective October 1, 1999

    10.9*        Amended and Restated Software Assignment and Grant-Back License, Maintenance and Support Agreement
                 between the Registrant and Spider Technologies, Inc. effective November 4, 1999

    10.9.1*      Intellectual Property Security Agreement between the Registrant and Spider Technologies, Inc. dated
                 November 5, 1999

    10.10*       Transition Support Agreement between the Registrant and Spider Technologies, Inc. dated November 4,
                 1999

    10.11*       Separation Agreement between the Registrant and Spider Technologies, Inc. effective October 1, 1999

    10.12*       Tax Separation Agreement between the Registrant and Spider Technologies, Inc. effective October 1,
                 1999

    10.12.1*     Amendment No. 1 to Tax Separation Agreement

    10.13*       Consulting Agreement between Spider Technologies, Inc. and Timothy O'Crowley

    10.13.1*     Form of Consulting Agreement

    10.14*       Second Restated and Amended Management Employment Agreement of Timothy O'Crowley

    10.15*       Second Amended and Restated Employment Agreement of Franklin D. Richards

    10.16*       Building Lease between the Registrant and the City of Fort Scott, Kansas dated March 8, 1999 (Fort
                 Scott)

    10.16.1*     Addendum No. 1 to Building Lease between Registrant and the City of Fort Scott, Kansas dated March
                 8, 1999 (Fort Scott)

    10.17*       Lease between the Registrant and M&S California Fund, L.P. dated June 17, 1997 (San Diego)

    10.17.1*     First Amendment to Office Building Lease between the Registrant and M&S California Fund, L.P. dated
                 10.17.2

    10.18*       Office Lease between the Registrant and Westmark Terrace Tower II, Inc. dated June 9, 1999 (DTC)

    10.18.1*     First Amendment to Lease between the Registrant and Westmark Terrace Tower II dated June 1, 1999
                 (DTC)

    10.19*       Lease of Office Space between the Registrant and Brookfield Republic Inc. dated November 15, 1996
                 (Republic Plaza)

    10.19.1*     First Amendment and Lease of Additional Office Space between the Registrant and Brookfield Republic
                 Inc. dated October 17, 1997 (Republic Plaza)

    10.20*       Office Lease between the Registrant and The Equitable Life Assurance Society dated March 5, 1997
                 (Hayward)

    10.20.1*     Commencement of Term Agreement between the Registrant and The Equitable Life Assurance Society dated
                 May 2, 1997 (Hayward)

    10.20.2*     Estoppel Certificate of the Registrant to ATC Partners LLC dated September 24, 1998 regarding Office
                 Lease with The Equitable Life Assurance Society (Hayward)

    10.21*       Industrial/Commercial Multi-Tenant Lease between the Registrant and Livermore Airway Business Park dated January 14, 1999 (Livermore)

    10.22*       Industrial/Commercial Multi-Tenant Lease between the Registrant and Livermore Airway Business Park dated January 30, 1999 (Livermore)

    10.23*       Commercial Lease between Acorn Information Services, Inc. and Lot 4 LLC dated January 5, 1998
                 (Shelton)

    10.23.1*     First Amendment of Lease between Acorn Information Services, Inc. and Lot 4 LLC dated April 20, 1998
                 L(Shelton)

    10.24*       Loan and Security Agreement between the Registrant and Silicon Valley Bank dated June 10, 1999

    10.25*       Master Loan and Security Agreement between the Registrant and Charter Financial, Inc. dated August
                 26, 1999

    10.26*       Agreement and Plan of Reorganization between the Registrant and Protocall New Business Specialists,
                 Inc. dated February 3, 1997

    10.27*       Share Purchase Agreement between Registrant, Acorn Information Services, Inc. and the Shareholders
                 of Acorn Information Services, Inc. dated October 30, 1999

    10.28*       Master Service Agreement between the Registrant and Sony Electronics, Inc. dated May 1, 1997

    10.28.1*     Addendum A to Master Service Agreement between the Registrant and Sony Electronics, Inc. dated April
                 1, 1999

    10.29*       Form of Indemnification Agreement

    10.30*       Kansas Economic Opportunity Initiatives Fund Loan Agreement and Promissory Note

    10.31*       Agreement Among Intek Information, Inc., Fort Scott Community College and the Kansas Department of
                 Commerce and Housing dated March 15, 1999

    21.1*        Subsidiaries of the Registrant

    23.1*        Consent of Arthur Andersen LLP

    23.2*        Consent of PricewaterhouseCoopers LLP

    27.1*        Financial Data Schedule


----------------------------
* Incorporated by reference to the corresponding exhibit number from the Registrant's Registration Statement on Form S-1, as amended filed with the Securities and Exchange Commission and effective on March 23, 2000.