Form 10-K405/A
period 2000-12-31
DIGITAL LIGHTHOUSE CORP
filed 2001-04-30
CIK 1022191

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-94755

                                   ----------

                         DIGITAL LIGHTHOUSE CORPORATION
             (Exact name of Registrant as specified in its charter)

                                   ----------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value, as of April 16, 2001, of Common Stock held by non-affiliates of the registrant: $4,071,381 based on the last reported sale price on the Nasdaq National Market.

         Number of shares of Common Stock outstanding on April 16, 2001:
18,387,827.

                         DIGITAL LIGHTHOUSE CORPORATION

                              INDEX TO FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                               PAGE
                                                                               ----
PART III ....................................................................    3

  Item 10. Directors and Executive Officers of the Registrant ...............    3
  Item 11. Executive Compensation ...........................................    6
  Item 12. Security Ownership of Certain Beneficial Owners and Management ...   12
  Item 13. Certain Relationships and Related Transactions ...................   13

SIGNATURES ..................................................................   17

                                    PART III

         Items 10, 11, 12 and 13 to the Annual Report on Form 10-K of Digital Lighthouse Corporation (the "Company") for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 17, 2001, are hereby amended and restated in their entirety as follows.

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The table below sets forth the names and ages of our directors, including the nominees for election at our 2001 Annual Meeting of Stockholders, and our executive officers serving of April 23, 2001:

NAME                                        AGE      POSITION WITH THE COMPANY
----                                        ---      -------------------------
Directors whose terms expire in
2001 (nominated for re-election):
Stephen S. Hyde                              53      Director
Eric R. Wilkinson                            44      Director
Directors whose terms expire in 2002:
Steven F. Piaker                             38      Director
Rick L. Weller                               43      Director
Directors whose terms expire in 2002:
Timothy C. O'Crowley                         45      Chairman of the Board, Chief Executive Officer and
                                                     President
Harold W. Pote                               54      Director
Executive Officers who are not
directors:
G. Daniel Adams, Jr.                         42      Executive Vice President and Chief Operating Officer
Steven Q. Hansen                             36      Executive Vice President, Chief Financial Officer and
                                                     Secretary
Patrick F. O'Neal                            54      Managing Director - Business Development

         Set forth below are descriptions of the backgrounds of our directors and executive officers and their principal occupations for the past five years:

         Stephen S. Hyde has been a Director since January 2000. Since September 1999, Mr. Hyde has been Chairman of the Board of DMCare, Inc., a provider of diabetes management over the Internet. Since December 1986, Mr. Hyde has been Chairman and President of IG Ventures, Ltd. From September 1978 to December 1986, Mr. Hyde was Chairman of the Board and Chief Executive Officer of Peak Health Care, Inc., a public HMO company that he founded. Prior to September 1978, Mr. Hyde was a financial advisor to the U.S. Department of Health and Human Services, a consultant with the Health Management Group and a consultant with Arthur Young & Company. Mr. Hyde is Chairman of the Board of Les Vergers du Roi Corp., a privately held agricultural production and sales business.


         Eric R. Wilkinson has been a Director since February 1997. Since 1994, Mr. Wilkinson has been employed by The Beacon Group (now JPMorgan Partners), where he is responsible for the management of The Beacon Group III - Focus Value Fund, LP., one of our major stockholders. From 1989 to 1994, Mr. Wilkinson was a partner of Apax Partners & Cie Ventures S.A., a European private equity firm, where Mr. Wilkinson shared responsibility for the firm's principal investments. Prior to 1989, Mr. Wilkinson was a partner of Bain & Company, the strategic consulting firm. Since November 1999, Mr. Wilkinson has served as a Director of Spider Technologies, Inc. He is also a Director of

Doctors Health, Inc., Eyeweb Inc., International Components Corporation, National Century Financial Enterprises, Inc., OnCare, Inc., The Identity Group, Inc. and Director and President of Generac Portable Products, Inc.

         Steven F. Piaker has been a Director since May 1998. In 1994, Mr. Piaker joined Conning & Company, an investment management and research firm focusing on insurance and financial services industries, as Vice President and became a Senior Vice President in 1997, where he is responsible for helping to manage all aspects of Conning's private equity business. Conning & Company is the managing member of Conning Investment Partners V, LLC, which serves as the general partner of Conning Capital Partners V, L.P. one of our major stockholders. Since November 1999, Mr. Piaker has served as a Director of Spider Technologies, Inc. Mr. Piaker is a Director of AnnuityNet, Inc., Clark Bardes Holdings, Inc., Intersections, Inc., MedSpan, Inc. and Sterling Autobody, Inc.

         Rick L. Weller has been a Director since May 1998. Since November 1999, Mr. Weller has been Chief Operating Officer for Ionex Telecommunications, Inc., a competitive local exchange carrier. In April 1999, Mr. Weller formed Compass Partners to develop a telecommunications company. Compass Partners was instrumental in the formation of Ionex Telecommunications, Inc. From January 1999 to March 1999, Mr. Weller was Chief Financial Officer for USA Global Link, Inc., an international telecom entity. From October 1997 to January 1999, Mr. Weller was our Chief Financial Officer. From January 1990 to September 1997, Mr. Weller was Vice President of Sprint Communications Corporation, where he was responsible for financial management. Since November 1999, Mr. Weller has served as a Director of Spider Technologies, Inc.

         Timothy C. O'Crowley founded the Company in 1996 and has been our Chairman, Chief Executive Officer and President since that date. From 1994 to 1996, Mr. O'Crowley was Chief Executive Officer and a Director of FundMark Investment Company Services, Inc., a consulting firm to the institutional asset management industry, and Managing Director of Eden Financial Group, a consulting firm to the financial products distribution industry. Before joining these firms, Mr. O'Crowley was employed by E. F. Hutton and Company in numerous senior management positions. He serves as a Director of our subsidiary Acorn, Chairman of the Board of Directors of and a consultant to Spider Technologies, Inc., and a Director of Northern Trust Bank of Colorado. See "Related Party Transactions - Spider Technologies, Inc." for a description of Mr. O'Crowley's consulting agreement with Spider.


         Harold W. Pote has been a Director since February 1999. Mr. Pote is an Executive Vice President with JP Morgan Chase. Prior to his current position, Mr. Pote was a general partner with The Beacon Group, a private investment, strategic advisory and wealth management firm, which is affiliated with one of our major stockholders, The Beacon Group III-Focus Value Fund, LP. The Beacon Group was acquired by Chase Manhattan, now JP Morgan Chase, in May 2000. From 1984 to 1988, Mr. Pote was Chief Executive Officer of First Fidelity Bancorporation and Fidelcor, Inc., a predecessor company. Since November 1999, Mr. Pote has served as a Director of Spider Technologies, Inc. Mr. Pote is also a Director of the American Craft Museum, Drexel University, MCP Hahnemann School of Medicine and Norfolk Southern Corp., and he has served as a member of the President's Foreign Intelligence Advisory Board.


         G. Daniel Adams, Jr. joined the Company in November 1999 as Executive Vice President - Corporate Operations. Mr. Adams was Chief Operations Officer from 1997 to 1999 and Chief Financial Officer from 1996 to 1997 for Switch Manufacturing, a consumer recreational products manufacturer and marketer where he managed all aspects of the company's operations and strategic alliances with partners. From 1994 to 1996, Mr. Adams was Senior Director - Operations with Kenetech Corp., a publicly traded energy provider and capital equipment manufacturer. Prior to 1994, Mr. Adams was an executive with Black & Decker, a management consultant with McKinsey & Company and an engineer at Schlumberger.

         Steven Q. Hansen joined the Company in November 1999 as Senior Vice President and Chief Financial Officer. Mr. Hansen was appointed Executive Vice President in March 2000. Prior to joining Digital Lighthouse, Mr. Hansen was Vice President and acting Chief Financial Officer from August to October 1999, Vice President - Finance from November 1998 to October 1999, and Senior Director
- Financial Planning and Analysis from March 1997 to November 1998 for Convergent Communications, Inc., a publicly traded integrated communications provider. From 1996 to 1997, Mr. Hansen was a Director of Finance for ICG Communications, Inc., a public competitive local exchange carrier. From 1994 to 1996, Mr. Hansen was Manager of Financial Operations - Rocky Mountain division, for Pepsi Cola Company.

         Patrick F. O'Neal joined the Company as a Managing Director in September 1996 and was named Managing Director - Sales in July 1999. He served as a member of our Board of Directors from March 1996 to January 2000. Mr. O'Neal is also a Director of Spider Technologies, Inc. and President of our subsidiaries, Intek Teleservices, Inc., Intek Insurance Agency, Inc. and Brokerage Administrators Corp. He has been an officer and Managing Director for Eden Financial Group and FundMark Investment Company Services, Inc. from 1982 to the present. Eden and Fundmark substantially ceased operations in early 1996. Mr. O'Neal was a National Product Manager at E. F. Hutton and Company from 1981 to 1982.

         We are not aware of any family relationships between any of the foregoing directors and executive officers or between any executive officer and any nominee for election as director.

         Our Certificate of Incorporation and Bylaws contain provisions eliminating or limiting the personal liability of our directors for violations of a director's fiduciary duty to the extent permitted by the General Corporation Law of the State of Delaware.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. These persons are required by regulations promulgated by the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file.

         To our knowledge, based solely on its review of copies of such reports received by it or written representations from certain reporting persons that no other reports were required, during the year ended December 31, 2000, all of our directors and executive officers and persons who own more than 10% of the outstanding shares of our common stock have complied with the reporting requirements of Section 16(a).

    ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to the Company for the fiscal years indicated of those persons, referred to in this Annual Report on Form 10-K as "Named Executive Officers," who were either:

                  o        the Chief Executive Officer of the Company;

                  o one of the other four most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000; or

                  o up to two other executive officers who would have qualified under the categories listed above but for the fact that the individual was not serving as an executive officer of the Company at the end of the 2000 fiscal year.

                           SUMMARY COMPENSATION TABLE


                                                                                   LONG-TERM
                                               ANNUAL COMPENSATION            COMPENSATION AWARDS
                                        ---------------------------------     -------------------
                                                                                  SECURITIES            ALL OTHER
NAME AND PRINCIPAL POSITIONS            YEAR        SALARY        BONUS(9)    UNDERLYING OPTIONS      COMPENSATION
----------------------------            ----       --------       --------    -------------------      ------------
TIMOTHY C. O'CROWLEY...............     2000       $284,615            --            150,000            $  8,830(1)
Chairman and Chief Executive            1999        216,000       $42,000            137,500               3,930(2)
  Officer                               1998        215,000        35,000                 --               1,630(3)

G. DANIEL ADAMS(4) ...............      2000       $175,000            --            150,000            $113,268(5)
Executive Vice President and            1999         27,259       $ 5,104            100,000               1,860(5)
  Chief Operating Officer               1998             --            --                 --                  --

STEVEN Q. HANSEN(4) ..............      2000       $177,788            --            200,000                  --
Executive Vice President, Chief         1999        $33,333       $ 5,104            100,000            $ 21,061(6)
  Financial Officer and                 1998             --            --                 --                  --
  Secretary

PATRICK F. O'NEAL.................      2000       $177,500            --             25,000            $  3,259(7)
Managing Director - Business            1999        160,000       $53,000             75,000               3,260(7)
  Development                           1998        151,000        15,000             37,500               1,280(7)

PAUL TARTRE(8)....................      2000       $200,000            --             75,000            $  5,199(7)
Chief Information Officer and           1999        190,000       $35,000                 --               4,958(7)
  President - Technology                1998        136,000        45,000             37,500               4,080(7)
  Solutions

----------


(1) Includes life insurance premiums of $6,645 and matching 401(k) contributions made by us of $2,185 for the benefit of Mr. O'Crowley in 2000.



(2) Includes life insurance premiums of $1,730 and matching 401(k) contributions made by us of $2,200 for the benefit of Mr. O'Crowley in 1999. We also paid Mr. O'Crowley $45,000 on behalf of Spider Technologies, Inc. for services rendered by Mr. O'Crowley to Spider. We have recorded this amount as a receivable owed to us by Spider.



(3)  Represents matching 401(k) contributions.


(4)  Messrs. Adams and Hansen were each hired by the Company in November 1999.


(5)  Represents relocation expenses.



(6)  Represents a signing bonus.



(7)  Represents matching 401(k) contributions.





(8) Mr. Tartre ceased to be employed by us as of March 31, 2001, and is now employed by Spider Technologies, Inc.



(9)  2000 Bonuses have been earned, but not paid yet.


         The following table sets forth certain information with respect to grants of stock options during 2000 to the Named Executive Officers pursuant to our 2000 Stock Incentive Plan:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                              PERCENT OF                               POTENTIAL REALIZABLE
                                                 TOTAL                                   VALUE AT ASSUMED
                                 NUMBER OF      OPTIONS                               ANNUAL RATES OF STOCK
                                 SECURITIES   GRANTED TO  EXERCISE                      APPRECIATION FOR
                                 UNDERLYING    EMPLOYEES   PRICE                          OPTION TERM(2)
                                  OPTIONS       DURING      PER       EXPIRATION      ---------------------
NAME                             GRANTED(1)     PERIOD     SHARE         DATE             5%         10%
----                             ----------   ----------  --------    ----------      --------    ---------
Timothy O'Crowley..........       150,000         7.1%     $ 4.00      9/07/2010      $377,337    $956,245

G. Daniel Adams............        12,500         0.6%      12.00      3/23/2010        94,334     239,061
                                  137,500         6.5%       4.00      9/07/2010       345,892     876,558

Steven Q. Hansen...........        50,000         2.4%       9.72      3/01/2010       305,643     774,559
                                   12,500         0.6%      12.00      3/23/2010        94,334     239,061
                                  137,500         6.5%       4.00      9/07/2010       345,892     876,558

Patrick O'Neal.............        25,000         1.2%       4.00      9/07/2010        62,889     159,374

Paul Tartre................        14,700         0.7%      10.00      3/1/2010         92,448     234,280
                                   35,300         1.7%      10.00      3/21/2010       222,000     562,591
                                   25,000         1.2%       4.00      9/7/2010         62,889     159,374

----------

(1) Options vests in four equal annual installments commencing with the first anniversary of their date of grant and have a ten-year term, subject to earlier termination in connection with termination of employment. The Committee administering the 2000 Stock Incentive Plan has the authority to reprice outstanding options.

(2) Assumed annual rates of stock price appreciation for illustrative purposes only. Actual stock prices will vary from time to time based upon market factors and our financial performance. No assurance can be given that such rates will be achieved.

         The following table sets forth certain information with respect to exercisable and unexercisable options held by the Named Executive Officers as of December 31, 2000. None of the Named Executive Officers exercised any options during the fiscal year 2000.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                                               NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                          UNDERLYING UNEXERCISED OPTIONS      IN-THE-MONEY OPTIONS AT
                                               AT DECEMBER 31, 2000            DECEMBER 31, 2000(1)
                                          ------------------------------   ----------------------------
NAME                                       EXERCISABLE     UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----                                      -------------    -------------   -----------    -------------
Timothy C. O'Crowley................          475,000           150,000         $0             $0

G. Daniel Adams.....................           29,233           220,767          0              0

Steven Q. Hansen....................           19,922           230,078          0              0

Patrick F. O'Neal...................          199,478           100,522          0              0

Paul Tartre ........................          249,215            88,285          0              0

----------

(1) Calculated based on the closing sales price of the Company's Common Stock on The Nasdaq National Market on December 29, 2000 (i.e. $0.6562), minus the exercise price of the option, multiplied by the number of shares to which the option relates.

BOARD COMPENSATION AND BENEFITS


         Our directors have not received cash or stock compensation for their services as directors. Our directors have been and will be reimbursed for all reasonable expenses incurred in connection with their attendance at meetings of our Board of Directors and committee meetings of our Board of Directors.


         Directors who are not our officers or employees receive non-qualified options for Board service under our 2000 Stock Incentive Plan. On March 24, 2000, the date of our initial public offering, each such non-employee director received an option to purchase 10,000 shares of common stock at the initial offering price. Thus, each of Messrs. Hyde, Piaker, Pote, Weller and Wilkinson were granted 10,000 options on March 24, 2000 at an exercise price of $12.00 per share. Each person who first becomes a non-employee director after our initial public offering will receive an option to purchase 10,000 shares immediately upon his or her initial election as a director. Each non-employee director also receives as of the day following each annual meeting of stockholders, an additional option to purchase 5,000 shares of common stock if that director has served continuously as a member of our Board since the prior annual meeting. The options have ten-year terms, but are subject to earlier termination one year after the director ceases to provide services to us either as a director or consultant. The initial 10,000 share options vest immediately and the annual 5,000 share options vest in full one year after the date of grant. Options will stop vesting as of the date the director ceases to provide services to us either as a director or a consultant. These option grants to directors are automatic and nondiscretionary, and the exercise price of the options equals the fair market value of our common stock on the date of grant.

EMPLOYMENT AGREEMENTS


         We entered into an employment agreement with Timothy O'Crowley dated August 2, 1996, which was amended as of October 1, 1999, and amended again on April 18, 2001, that provides for an annual salary of $240,000 until August 1, 2003. After that date, the agreement continues on a month-to-month basis. The Board of Directors may increase the base salary. Mr. O'Crowley may terminate his employment voluntarily upon 90 days' notice to us or immediately for cause if we violate a material term of the agreement or move our headquarters from the Denver metropolitan area. We may terminate Mr. O'Crowley's employment at any time without cause upon 90 days' notice or immediately for cause. If Mr. O'Crowley is terminated without cause or if he terminates the agreement for good reason, he is entitled to receive compensation equal to three times his last base salary, paid in four equal semiannual installments, with the first being paid upon termination. The payments are not reduced by compensation Mr. O'Crowley may receive from other sources. In addition, some unexercised options vest and become exercisable by Mr. O'Crowley on the date of termination without cause. The options remain exercisable for the lesser of the maximum length of time the option is exercisable or one year after the date of termination. We also pay for life insurance on Mr. O'Crowley's life in the amount of $20 million of which the first $10 million is used to repurchase Mr. O'Crowley's shares of common stock and the balance going toward his estate and the second $10 million being paid to us. In addition, Mr. O'Crowley also receives an automobile allowance of $6,000 per year. Mr. O'Crowley has a non-compete agreement covering a period of 18 months following termination of his employment unless he is terminated without cause.


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee of our Board of Directors is pleased to present its annual report, which is intended to update stockholders on the development of our executive compensation program. This report summarizes the responsibilities of the Compensation Committee, the compensation policy and objectives that guide the development and administration of the executive compensation program, each component of the program, and the basis on which the compensation for the chief executive officer, corporate officers and other key executives was determined for the calendar year ended December 31, 2000.

         During the 2000 fiscal year, the members of the Compensation Committee were Timothy C. O'Crowley, Harold W. Pote, and Rick L. Weller. Our responsibilities are to oversee the development and administration of the total compensation program for corporate officers and key executives, excluding Mr. O'Crowley, and administer the executive incentive and stock plans. The Board of Directors makes all determinations concerning the compensation paid to Mr. O'Crowley.

Executive Compensation Philosophy

         In designing our compensation programs, we follow our belief that compensation should reflect the value created for stockholders while supporting the business strategies and long-range plans of the Company and the markets the Company serves. We review and determine the compensation of the executive officers of the Company based on a compensation program that reflects the following themes:

         o A compensation program that stresses the Company's annual financial performance and increase in value.

         o A compensation program that strengthens the relationship between pay and performance by providing variable, at-risk compensation based on predetermined objective performance measures.

         o A compensation program that will attract, motivate and retain high quality employees who will enable the Company to achieve its strategic and financial performance goals.

         Section 162(m) of the Internal Revenue Code of 1986, as amended, currently imposes a $1 million limitation on the deductibility of certain compensation paid to the Company's five highest paid executives. Excluded from the limitation is compensation that is "performance based." For compensation to be performance based, it must meet certain criteria, including being based on predetermined objective standards approved by stockholders. The compensation committee intends to design the Company's compensation to conform to Section 162(m) of the Code and related regulations so that total compensation paid to any employee will not exceed $1 million in any one year, except for compensation payments which qualify as "performance based." The Company may, however, pay compensation or grant options or other rights that do not meet the performance-based exclusion, and are thus not deductible, when sound management of the Company so requires.

Executive Compensation Components

         On an annual basis we, in conjunction with executive management, assess the effectiveness of the overall program and compare the compensation levels of our executives and the performance of the Company to the compensation received by executives and the performance of similar companies. For 2000, the primary market comparisons were made to a broad group of similar companies, adjusted for size and job responsibilities. Data sources include industry survey groups, national survey databases, proxy disclosures and general trend data, which are updated annually. The Board has from time to time engaged a consulting group to assist in the assessment of our company's executives compensation. The following is a discussion of the principal components of the executive compensation program for fiscal 2000, each of which is intended to serve our overall compensation philosophy.

         Base Salary. Each executive's salary is reviewed individually on an annual basis. Salary adjustments are based on the individual's experience and background, performance during the prior year, the general movement of salaries in the marketplace, and the Company's financial position. We believe that overall, the base salaries of the corporate officers and key executives were established in 2000 on the basis of the similar companies both in size, scope and performance of duties.


         Performance Incentive Compensation. We administer an incentive compensation program for executive officers as well as all eligible employees. The goal of the incentive compensation program is to reward participants in proportion to the performance of the Company and/or the business unit for which they have direct impact. The compensation committee approves the program at the beginning of each year. The level of award is based upon the Company's results. The performance measurements for all participants in 2000 were the Company's operating results. Awards under this program are usually paid out at the end of the first quarter in the following year. The resulting performance incentive award is a percentage of the participant's base salary, depending on the level of employee and how close to target the Company performed. The results of the Company during 2000 were less than expected. Due to the Company's operating performance in 2000, 75% of the achievable incentive compensation reward was earned in 2000 and will be paid out in 2001. As of the date of this filing, no incentive compensation for 2000 has been paid to an executive.



         Stock Option Awards. The goal of the stock option program is to provide a compensation program that is competitive within the industry while directly linking a significant portion of the executive's compensation to the enhancement of stockholder value. The ultimate value of any stock option is based on the increase in value of the shares over the grant price. Accordingly, stock options granted in 2000 have value only if the stock price appreciates from the fair market value of our common stock at the date of grant. This at-risk component of compensation focuses executives on the creation of stockholder value over the long-term and encourages equity ownership in the Company. The Board approves all stock option grants. The Company grants stock options to executives based on job level, length of service with the Company, and current or past performance of the individual. Senior executives typically receive larger grants and, as a result, have a greater portion of their total compensation linked to increases in stockholder value. In determining the appropriate grants, the Company compares itself to publicly traded companies of comparable size, the noted executive positions or those companies, and the assessment provided by outside consultants. Options are granted at the then current market price and generally vest over a four-year period with one-fourth of the options granted vesting each year.



         Compensation of the Chief Executive Officer. The Chief Executive Officer, Timothy C. O'Crowley, participates in the executive compensation programs described in this report. The Board, however, determines the compensation package payable to Mr. O'Crowley. Mr. O'Crowley's base salary was $240,000 in 2000. Mr. O'Crowley's salary was based on the factors discussed above in "Base Salary," including a review of market pay trends and according to his employment agreement. During 2000, Mr. O'Crowley received a grant under the 2000 Stock Incentive Plan of 150,000 stock options pursuant to direction agreed to by the compensation committee, to provide continued incentive for Company and stock performance over time.


                                       Timothy C. O'Crowley
                                       Harold W. Pote
                                       Rick L. Weller

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Before our initial public offering, our Board of Directors did not have a Compensation Committee and all compensation decisions were made by the full Board of Directors. Upon effectiveness of our initial public offering in March 2000, Timothy C. O'Crowley, Harold W. Pote and Rick L. Weller were elected as members of our Compensation Committee. Mr. O'Crowley is our Chairman of the Board, Chief Executive Officer and President. The Compensation Committee makes all compensation decisions, except that our Board of Directors makes compensation decisions with respect to Timothy O'Crowley. Mr. O'Crowley is Chairman of the Board of, and a consultant to, Spider and was its Chief Executive Officer from October 1999 to January 2000. Mr. Pote is a member of Spider's Board of Directors. Spider does not have a Compensation Committee. In addition, Steven Piaker and Eric Wilkinson are members of both our and Spider's Boards of Directors. See Item 13 "Certain Relationships and Related Transactions." No other interlocking relationship exists between our Board of Directors or Compensation Committee and the Board of Directors or Compensation Committee of any other company.


STOCKHOLDER RETURN PERFORMANCE GRAPH


         The following graph compares the cumulative stockholder returns on the Company's Common Stock with the stockholder returns of the NASDAQ Stock Market Index and a custom peer group index. The graph assumes that the value of the investment in the Company's Common Stock and each index was $100.00 on March 24, 2000. The peer group index consists of Braun Consulting Inc., Harte-Hanks Inc., March First Inc., PFSWeb Inc., Sapient Corp., Scient Corp., Tanning Technology Corp., Teletech Holdings Inc. and Viant Corp.


                 COMPARISON OF 9 MONTH CUMULATIVE TOTAL RETURN*
                     AMONG DIGITAL LIGHTHOUSE CORPORATION,
             THE NASDAQ STOCK MARKET (U.S.) INDEX AND A PEER GROUP

                                    [GRAPH]

*  $100 INVESTED ON 3/24/00 IN STOCK OR INDEX -
   INCLUDING REINVESTMENT OF DIVIDENDS,
   FISCAL YEAR ENDING DECEMBER 31.

                                             CUMULATIVE TOTAL RETURN
                                 -----------------------------------------------
                                 03/24/2000     3/00        6/00     9/00  12/00
                                 ----------    -----       -----    -----  -----
Digital Lighthouse Corporation     100.00      76.77       45.45    24.24   5.30

NASDAQ Stock Market (U.S.)         100.00      92.28       80.24    73.83  49.43

Peer Group                         100.00      88.81       68.02    48.93  18.53

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of the record date, the amount and percentage of the outstanding shares of our common stock that, according to the information furnished to us, are beneficially owned by:

         o each stockholder known by us to beneficially own 5% or more of the outstanding shares of our common stock;

         o each of our directors (two of whom are nominees for election at the annual meeting);

         o        our Chief Executive Officer and the other Named Executive
                  Officers; and

         o        all of our executive officers and directors as a group.

         The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under this rule, beneficial ownership includes any shares as to which the stockholder has voting power or investment power and any shares that the stockholder has the right to acquire within 60 days of the record date, through the exercise of any stock option, warrant or other right. Unless otherwise indicated in the table or the footnotes, each stockholder has sole voting and investment power, or shares these powers with his spouse, with respect to the shares shown as beneficially owned.

                                                                  SHARES BENEFICIALLY OWNED
                                                                  -------------------------
NAME AND ADDRESS                                                                   PERCENT
OF BENEFICIAL OWNER(1)                                             SHARES(2)      OF CLASS
-------------------                                               ----------      ---------
DIRECTORS, NOMINEES AND NAMED EXECUTIVE OFFICERS:                                      %

G. Daniel Adams, Jr ............................................      43,602           *

Steven Q. Hansen ...............................................      43,750           *

Stephen S. Hyde ................................................      35,402           *

Timothy C. O'Crowley(3) ........................................   2,066,322        10.9

Patrick F. O'Neal ..............................................     271,094         1.5

Steven F. Piaker(4) ............................................      10,000           *

Harold W. Pote(5) ..............................................      13,000           *

Paul Tartre(6)  ................................................     206,178         1.1

Rick L. Weller .................................................      34,219           *

Eric R. Wilkinson(7)  ..........................................      10,000           *

All directors and executive officers as a group (10 persons) ...   2,733,567        14.0

5% BENEFICIAL HOLDERS:

The Beacon Group III - Focus Value Fund, L.P. (8) ..............   4,713,759        25.6
399 Park Avenue
New York, NY 10022

Conning Capital Partners V, L.P.(9) ............................   2,601,507        14.1
City Place II, 185 Asylum Street
Hartford, CT 06103-4105

Brinson Partners, Inc. (8) .....................................   1,362,963         7.4
209 South LaSalle Street
Chicago, IL 60604-1295

----------

* Less than one percent of the shares of common stock outstanding on the record date.

(1) The address of the directors and officers listed in this table is 5619 DTC Parkway, Suite 1200, Englewood, Colorado 80111-3061.

(2)  Includes 43,602, 43,750, 10,000, 537,500, 221,094, 10,000, 206,178, 10,000,
     34,219 and 1,116,343 shares issuable upon the exercise of options which are exercisable within 60 days after April 23, 2001, held by Messrs. Adams, Hansen, Hyde, O'Crowley, O'Neal, Piaker, Pote, Weller, Wilkinson, and all directors and executive officers as a group, respectively.

(3) Excludes 62,500 shares underlying options granted to Mr. Tartre by Mr. O'Crowley.

(4) Excludes 2,601,507 shares held of record by Conning Capital Partners V, L.P. Mr. Piaker is senior vice president of Conning & Conning, which is the managing member of Conning Investment Partners V, LLC, which serves as the general partner of Conning Capital Partners V, L.P. Mr. Piaker disclaims beneficial ownership of the shares held by Conning Capital Partners V, L.P. See footnote (8).


(5) Excludes 4,713,759 shares held by The Beacon Group III - Focus Value Fund, L.P. The Beacon Group, L.P. has voting and investment power over these shares. Mr. Pote is Executive Vice President with JP Morgan Chase, an affiliate of The Beacon Group III -- Focus Value Fund, L.P.


(6) Includes 62,500 shares underlying options granted to Mr. Tartre by Mr. O'Crowley.


(7) Excludes 4,713,759 shares held by The Beacon Group III - Focus Value Fund, L.P. The Beacon Group, L.P. has voting and investment power over these shares. Mr. Wilkinson is employed by The Beacon Group, L.P. (now JP Morgan Partners), and serves on its investment committee, and as such, may be deemed to have beneficial ownership over these shares. Mr. Wilkinson disclaims beneficial ownership of these shares.


(8)  Based on records maintained by our transfer agent.

(9) Based on Schedule 13G filed on February 14, 2001, represents shares held by Conning Capital Partners V, L.P. Conning Investment Partners V, LLC is the general partner of Conning Capital Partners V, L.P. Conning Investment Partners V, LLC and its affiliated entities, MetLife, Inc., Metropolitan Life Insurance Company, GenAmerica Financial Corporation, General America Life Insurance Company, GenAm Holding Company, Metropolitan Tower Corp., MetLife CC Holding Company, Conning Corporation, Conning Inc., and Conning & Company, may be deemed to beneficially own these shares.

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF MANAGEMENT

         In October 1999, we loaned $28,700 to Timothy O'Crowley, our Chief Executive Officer, to assist him in paying personal taxes incurred as a result of his receipt of Spider stock in the spin-off. This loan bears interest at

7.75, is due in full on September 1, 2001 and provides that one half of the loan is forgiven on each of September 1, 2000 and 2001 if he is still employed at those times. On September 1, 2000, one half of the loan was forgiven, leaving a balance of principal and accrued interest on this loan on April 30, 2001 of $16,107. On November 23, 1999, we loaned $600,000 to Mr. O'Crowley. This loan is a full recourse note secured by 150,000 shares of Mr. O'Crowley's common stock. The loan bears fixed interest at 10.5%. On April 30, 2001, the outstanding principal and accrued interest on this loan was $690,250. The loan was made to Mr. O'Crowley for his personal business and family expenditures and was approved by the Board as being more beneficial to us than having Mr. O'Crowley reduce his equity interest in us by selling stock. Because the current value of the stock securing this loan is significantly less than the value of the loan, the Company has reserved for the repayment of this loan at December 31, 2000. Should Mr. O'Crowley repay this loan, an adjustment to our financials will be noted.



         In November 1998, we loaned $29,028 to Frank Richards, our former Chief Operating Officer, bearing interest at 8% per year. The loan is unsecured and is due and payable on the earlier of November 20, 2003 or whenever he may sell his stock in an amount equal to or greater than the principal balance. Mr. Richards may pay the note with shares of our stock valued at the fair market value at the date of payment. Mr. Richards ceased to be employed by us in February 2000. The outstanding balance of principal and accrued interest on this loan was $32,698 as of April 2001.



         In November 2000 we agreed to loan $200,000 to Douglass Lockyer as part of a severance arrangement. We employed Mr. Lockyer from July 2000 to November 2000 following our acquisition of Riptide Communications, LLC. The loan bears interest at the rate of 10% per year and is due in November 2001. The outstanding balance of principal and accrued interest on this loan was $208,833 as of April 30, 2001.



         In February 2000, we loaned $25,000 to Steven Q. Hansen, our Executive Vice President, Chief Financial Officer and Secretary, bearing interest at 8.5% per year. This loan was due in February 2001, and now bears interest at 15% per year. The outstanding balance of principal and interest was $27,802 as of April 30, 2001.


SPIDER TECHNOLOGIES, INC.


         In October 1999, we transferred the proprietary software that is used in our WebDirect System to a newly formed subsidiary named Spider Technologies, Inc. ("Spider"). We contributed $1 million in cash and some other assets, primarily consisting of equipment recorded at less than $10,000, to Spider and distributed 45,183,371 shares of Spider common and preferred stock pro-ratably, on an as-converted to common basis, to our stockholders. We also exercised a warrant for 1,000,000 shares of common stock of Spider that we paid to the former Acorn stockholders. We incurred out-of-pocket costs of approximately $380,000 in the spin-off of Spider. The spin-off was taxable to us, and the spin-off and its tax effects are shown in our financial statements.



         Timothy O'Crowley, Steven Piaker, Harold Pote, Rick Weller and Eric Wilkinson, who are members of our Board of Directors, and Patrick O'Neal and Paul Tartre, two of our executive officers, are members of the board of directors of Spider, representing, seven of the ten members of Spider's Board of Directors. In addition, Mr. Crowley, our Chief Executive Officer and our director, owns shares of Spider common stock, representing approximately 15.2% of Spider's voting power. The Beacon Group III - Focus Value Fund, L.P. and Conning Capital Partners, V. L.P., each our stockholders holding in excess of 5% of our voting power (see "Security Ownership of Certain Beneficial Owners and Management), own shares of Spider Preferred Stock, representing approximately 36% and 19.9% of Spider's voting power, respectively.


         We entered into several agreements with Spider as a part of the spin-off, and afterwards, which are described below. In general, each agreement provides that each party will indemnify the other party if it violates the agreement. Although we generally believe that the terms of these agreements are arms-length and consistent with fair market values, we cannot assure you that the prices charged to or by us under these agreements are not higher or lower than the prices that may be charged to or by unaffiliated third parties for similar services or goods or that the other terms are the same as those that would be agreed upon by unaffiliated parties.

         Software Ownership. We transferred to Spider ownership of the WebDirect software code and related documentation, copyrights and intellectual property rights. The source code and related documentation is from time to time to be delivered to an independent escrow agent for delivery to us if Spider breaches the agreement, goes out of business or abandons the software. Abandonment exists if Spider:

         o significantly fails to fulfill its maintenance and support obligations, as explained below, for a period of 30 sequential days;

         o is notified by us of a major error in the software that substantially impairs the operation of the software, the problem continues for more than one hour after we notify Spider, this occurs 25 days in a calendar year, and it adversely affects us;

         o substantially reduces the level of support for the software it develops by not providing necessary error corrections so as to adversely affect us; or

         o announces it is going to discontinue developing, supporting or maintaining the software.

         If there is an abandonment, we can use the source code to provide direct-to-customer outsourced services and, if the abandonment is of the third or fourth type described above or Spider goes out of business, we can use the source code for any purpose. In addition, we have the right to retain a copy of the source code and documentation until May 2001 to allow us to make corrections to the software. We also have a security interest in current and future versions of the software and related rights on which we can foreclose if Spider breaches its agreements with us or fails to pay us royalties for 20 days.

         If Spider wishes to sell the software or related rights prior to November 4, 2002, it must first offer them to us. It also cannot, prior to that date, assign title or grant an exclusive license to the software to a competitor of ours or voluntarily allow a competitor of ours to control it.

         It is also a breach if a competitor involuntarily controls Spider. Spider has further agreed for two years not to significantly engage in the business of providing live human interaction, via e-mail, fax or telephone, on behalf of a client and its customers who purchase goods or services of the client

         License Arrangements. We have a 20-year worldwide, non-exclusive license to use and integrate the object and source code of current and future versions of the software. During that time, we can use the source code to develop interfaces with hardware or other software and integrate the object code with our and our clients' systems. We can generally sublicense the software to our clients unless Spider wishes to directly license to them, or those clients previously breached a license with Spider for the software, or the country where the client is located or will use the software is not a member of the Berne Convention. In general, Spider owns all modifications to the software made by our sublicensees or us.

         We do not pay Spider a license fee to use either the version of the software we transferred to it or, until November 4, 2002, any new versions. After that time, we will pay a "most favored nations" license fee for new versions.


         Royalty. Spider agreed to pay us royalties totaling $1.45 million plus interest of 8% per year on the unpaid amount. The royalty rate equals 4% of Spider's net revenues from the distribution and licensing of current and future versions of the software. Spider does not have to pay us a royalty until it has total net revenues of $5.5 million or receives $7.5 million from the sale of equity or convertible debt securities, whichever occurs first. In any event, the $1.45 million plus interest is due on the earlier of November 4, 2004, or the sale of all or substantially all Spider's assets. We assessed Spider's current viability as a going concern and determined that there is risk to the repayment of the royalty. In accordance with proper accounting principals, we reserved for the repayment of this royalty at the end of 2000. Should Spider repay us, it will have a positive impact to our financials.


         In June of 2000, we recovered approximately $0.5 million owed to us from Spider. Through December 31, 2000, Spider's business has not performed at a level that would indicate that assets recorded related to Spider are recoverable. In the fourth quarter of 2000, we reserved for both the fees owed to us and the long-term receivable based upon Spider's current financial condition. This resulted in a net loss from Spider for the year of $0.7 million.


         Shared Personnel and Resources; Funding of Operations. Under various agreements, we have committed to share some of our personnel and resources with Spider for limited periods of time. In March 2001, Paul Tartre, our former Chief Technology Officer, left us to become the President of Spider Technologies. In the first quarter of 2000, we paid $45,000 to Timothy O'Crowley, our Chief Executive Officer, on behalf of Spider for services rendered by

Mr. O'Crowley as Chairman of the Board of Spider for the six months ended March 31, 2000. Mr. O'Crowley continues to serve as Chairman of the Board of Spider, and draws an annual salary of $90,000 from Spider. We have recorded this amount as a receivable due from Spider. We will continue to provide support, including capital to Spider as needed. Due to questions regarding Spider's ability to continue as a going concern, we expect to continue to reserve for the repayment of services provided to Spider on a monthly basis. This amount includes providing capital for payroll and operating expenses estimated to be approximately $400,000 per month.


         Maintenance and Support Services. Spider will provide us with maintenance and support, technical support, installation and training services until November 5, 2002. For maintenance and support services, we pay Spider an amount to compensate Spider for services it provides to us or to our clients that exceed those the Spider group provided to us prior to the spin-off. For technical support services, we pay Spider its full employee costs plus 20%. After November 5, 2002, Spider will provide maintenance and support on its usual customer terms and may elect, at our request, to provide technical support services.

         In addition, at our request, Spider will host on its servers until November 5, 2001, current and future versions of the software for operation by us and our clients. For that service, we pay Spider what our clients existing on November 5, 1999, pay us for the service, and for new customers after that date we pay Spider its out-of-pocket costs for operating the server. After November 5, 2001, Spider may continue to provide us and our clients with hosting services at Spider's then current rates.

         Referrals. We have agreed to refer to Spider those of our clients that wish to license current or future versions of the software, and Spider will refer to us companies that might wish to use our outsourced communications center services. These arrangements are for three years and are non-exclusive. We will pay each other industry-standard commissions on the revenues generated by any referrals, and Spider will charge our clients standard license fees.

         Infringement. In general, we are liable to Spider if we know the software and documentation we delivered to Spider, or if a modification we made to the software, infringes the rights of others or is not owned by us. In general, Spider is liable to us if the software and documentation it develops infringes the rights of others or is not owned by Spider, or if at any time a client of ours makes a claim against us involving work done by Spider. The claims of each party against the other are generally limited to a maximum of $5 million, and no claim can be made for the first $500,000 of claims. However, this limitation does not apply to claims for indemnification regarding infringement or misappropriation or, in Spider's case, claims our clients make against us based on Spider's work.

         Taxes. If in the future our or Spider's tax liability increases pursuant to Section 482 of the Internal Revenue Code of 1986, the other party will pay to the party whose liability was increased an amount equal to the reduction in tax liability payable by the other party. No payment needs to be made until the tax benefit actually results in a recognized tax savings to the other party on a specific amount of tax then currently due and payable. In March 2000, we and Spider entered into an amendment to our agreement regarding tax liabilities. The amendment states that if the fair market value of the capital stock of Spider on the spin-off date is found by a tax authority to exceed $8.1 million, Spider will indemnify us for any taxes on that excess amount.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DIGITAL LIGHTHOUSE CORPORATION

                                   By: /s/ TIMOTHY C. O'CROWLEY
                                       -----------------------------------------
                                       Timothy C. O'Crowley
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)


                                   By: /s/ STEVEN Q. HANSEN
                                       -----------------------------------------
                                       Steven Q. Hansen
                                       Executive Vice President and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Principal Accounting Officer)

         Date:  April 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated effective April 30, 2001

                 SIGNATURE                              TITLE
                 ---------                              -----
       /s/ TIMOTHY C. O'CROWLEY           Chairman and Chief Executive Officer
--------------------------------------
         Timothy C. O'Crowley


         /s/ STEPHEN S. HYDE              Director
--------------------------------------
           Stephen S. Hyde


        /s/ STEVEN F. PIAKER              Director
--------------------------------------
          Steven F. Piaker


         /s/ HAROLD W. POTE               Director
--------------------------------------
           Harold W. Pote


        /s/ RICK L. WELLER               Director
--------------------------------------
           Rick L. Weller


       /s/ ERIC R. WILKINSON             Director
--------------------------------------
          Eric R. Wilkinson