Form 10-Q
period 2001-03-31
DIGITAL LIGHTHOUSE CORP
filed 2001-05-22
CIK 1022191

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

                  For the quarterly period ended March 31, 2001

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------

                        Commission File Number: 333-94755

                         DIGITAL LIGHTHOUSE CORPORATION
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                            84-1334615
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

(1)      Yes  [X]  No [ ]
(2)      Yes  [X]  No [ ]

On May 14, 2001, 18,387,827 shares of the registrant's Common Stock were outstanding

================================================================================

                                TABLE OF CONTENTS

                                                PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets at December 31, 2000 and                                                  1
     March 31, 2001 (Unaudited)............................................................................
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and
March 31, 2001.............................................................................................     2
Unaudited Condensed Consolidated Statement of Stockholders' Equity (Deficit) for the
     Three Months Ended March 31, 2001.....................................................................     3
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended
     March 31, 2000 and March 31, 2001.....................................................................     4

Notes to Condensed Consolidated Financial Statements.......................................................     5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
     Operations............................................................................................    12
Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................................    19


                                                  PART II OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................................    20
Item 2.  Changes in Securities and Use of Proceeds.........................................................    20
Item 3.  Defaults Upon Senior Securities...................................................................    20
Item 4.  Submission of Matters to a Vote of Security Holders...............................................    20
Item 5.  Other Information.................................................................................    20
Item 6.  Exhibits and Reports on Form 8-K..................................................................    20

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

ITEM 1. FINANCIAL STATEMENTS

                 DIGITAL LIGHTHOUSE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   DECEMBER 31,    MARCH 31,
                                                                                       2000          2001
                                                                                   ------------    ---------
                                                                                           (UNAUDITED)
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................................   $      3,020    $   3,953
  Investments - available for sale .............................................          4,945           --
  Restricted cash ..............................................................          5,813        5,706
  Receivables, net of allowances of  $261and $1,047 respectively--
    Trade ......................................................................         10,980        8,297
    Unbilled ...................................................................          1,436          408
       Other ...................................................................            120          398
  Related party notes receivable ...............................................            265          365
  Prepaid expenses and other current assets ....................................          1,584        1,389
                                                                                   ------------    ---------
      Total current assets .....................................................         28,163       20,516
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $7,895 and
      $9,077, respectively .....................................................         19,275       18,945
GOODWILL AND OTHER INTANGIBLES, net of amortization of $2,472 and
  $5,505, respectively .........................................................          4,651        4,177
OTHER ASSETS ...................................................................            302          338
                                                                                   ------------    ---------
      Total assets .............................................................   $     52,391    $  43,976
                                                                                   ============    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Trade accounts payable .......................................................   $      6,478    $   5,431
   Accrued compensation ........................................................          2,530        3,175
  Other accrued liabilities ....................................................          1,123        1,174
   Restructuring costs .........................................................          2,570        4,021
  Customer deposits ............................................................            140           40
  Deferred revenue .............................................................            357          632
  Current portion of notes payable and capital leases ..........................          2,828        2,762
  Related party notes payable ..................................................            198           --
                                                                                   ------------    ---------
      Total current liabilities ................................................          7,874       17,235
  Deferred rent ................................................................            175          162
  Long-term notes payable and capital lease, net of current portion ............          4,004        7,488
                                                                                   ------------    ---------
      Total liabilities ........................................................         20,403       24,885
                                                                                   ------------    ---------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.0001 par value, 100,000,000 shares authorized, 18,387,827 shares issued and outstanding as of December 31, 2000 and March 31,
    2001 .......................................................................              2            2
  Additional paid-in capital ...................................................        114,020      114,020
   Warrants for common stock ...................................................          1,254        1,254
  Accumulated other comprehensive income .......................................            193           --
  Unearned compensation ........................................................         (2,086)      (1,872)
  Accumulated deficit ..........................................................        (81,395)     (94,311)
                                                                                   ------------    ---------
      Total stockholders' equity (deficit) .....................................         31,988       19,091
                                                                                   ------------    ---------
      Total liabilities and stockholders' equity (deficit) .....................   $     52,391    $  43,976
                                                                                   ============    =========


             The accompanying notes to financial statements are an integral part of these condensed consolidated balance sheets.

                    DIGITAL LIGHTHOUSE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   2000            2001
                                                               ------------    ------------
                                                                        (UNAUDITED)
REVENUE:
   CRM Professional Services ...............................   $      2,735    $      3,890
   CRM Operations ..........................................          5,733           4,289
                                                               ------------    ------------
     Total revenue .........................................          8,468           8,179

DIRECT COST OF SERVICES:
   CRM Professional Services ...............................         (1,221)         (3,122)
   CRM Operations ..........................................         (4,125)         (2,644)
                                                               ------------    ------------
     Total direct cost of services .........................         (5,346)         (5,766)

GROSS PROFIT:
   CRM Professional Services ...............................          1,514             768
   CRM Operations ..........................................          1,608           1,645
                                                               ------------    ------------
     Total gross profit ....................................          3,122           2,413
                                                               ------------    ------------

OPERTAING EXPENSES:
     Selling, general and administrative ...................          6,409           8,871
     Depreciation and amortization .........................          1,030           1,869
        Restructure charge .................................             --           3,800
                                                               ------------    ------------
          Total operating expenses .........................          7,439          14,540
                                                               ------------    ------------

LOSS FROM OPERATIONS .......................................         (4,317)        (12,127)
                                                               ------------    ------------

OTHER (EXPENSES) INCOME:
     Loss on Spider ........................................             --          (1,079)
     Interest income .......................................             64             408
     Interest expense ......................................            (81)           (211)
     Other income (expense) ................................             --              91
                                                               ------------    ------------
NET LOSS ...................................................   $     (4,334)   $    (12,918)
                                                               ============    ============

NET LOSS APPLICABLE TO COMMON
   STOCKHOLDERS:
       Net loss ............................................   $     (4,334)   $    (12,918)
       Accretion of mandatorily redeemable convertible
            preferred stock ................................           (882)             --
       Cumulative dividends to preferred stockholders ......         (1,402)             --
       Guaranteed minimum return on series F preferred stock        (13,366)             --
                                                               ------------    ------------

NET LOSS APPLICABLE TO COMMON
   STOCKHOLDERS ............................................   $    (19,984)   $    (12,918)
                                                               ============    ============

BASIC AND DILUTED NET LOSS PER SHARE .......................   $      (6.06)   $      (0.70)
                                                               ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--
     BASIC AND DILUTED .....................................      3,296,286      18,387,827
                                                               ============    ============

              The accompanying notes to financial statements are an
            integral part of these condensed consolidated statements

                    DIGITAL LIGHTHOUSE, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                ACCUMULATED
                                   COMMON STOCK      ADDITIONAL   WARRANTS IN      OTHER
                               --------------------   PAID-IN        COMMON    COMPREHENSIVE     UNEARNED     ACCUMULATED
                                  SHARES    AMOUNT    CAPITAL        STOCK         INCOME      COMPENSATION     DEFICIT     TOTAL
                               -----------  -------  ----------   -----------  -------------   ------------   -----------  --------
BALANCES, December 31, 2000 ..  18,387,827  $     2  $  114,020   $     1,254  $         193   $     (2,086)  $   (81,395) $ 31,988

  Sale of short term
    securities ...............          --       --          --            --           (193)           214            --        21

  Net loss ...................          --       --          --            --             --             --       (12,918)  (12,918)
                               -----------  -------  ----------   -----------  -------------   ------------   -----------  --------

BALANCES, March 30, 2001
  (unaudited) ................  18,387,827  $     2  $  114,020   $     1,254  $          --   $     (1,872)  $   (94,312) $ 19,091
                               ===========  =======  ==========   ===========  =============   ============   ===========  ========

             The accompanying notes to financial statements are an integral part of this condensed consolidated statement.

                 DIGITAL LIGHTHOUSE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                      2000        2001
                                                                                    --------    --------
                                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ........................................................................   $ (4,334)    (12,918)
Adjustments to reconcile net loss to net cash used in operating activities--
     Depreciation and amortization ..............................................      1,030       1,861
     Loss from Spider ...........................................................         --       1,079
     Amortization of warrants ...................................................        426          --
     Discount on short term investments .........................................         --          14
     Restructuring charge .......................................................         --       3,801
     Stock compensation expense .................................................        894         214
     Changes in assets and liabilities--
          Receivables ...........................................................     (2,322)      2,683
          Prepaid and other assets ..............................................     (1,174)        334
          Accounts payable ......................................................      2,458      (1,047)
          Restructuring charge ..................................................         --          --
          Accrued expenses ......................................................     (1,488)     (1,655)
          Other .................................................................          7         (13)
                                                                                    --------    --------
   NET CASH USED IN OPERATING ACTIVITIES ........................................     (4,503)     (5,647)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term investments ..........................................................         --       4,738
Purchase of property and equipment ..............................................     (1,733)     (1,057)
Restricted cash .................................................................          7         107
Payments made to Spider .........................................................         --      (1,079)
Notes receivables ...............................................................        (25)       (100)
                                                                                    --------    --------
   NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ..........................     (1,751)      2,609

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net ......................................     47,851          --
Borrowings ......................................................................      2,750       7,666
Repayment of borrowings .........................................................     (3,004)     (4,446)
                                                                                    --------    --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES ....................................     47,597       3,220

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................................     41,343         933
                                                                                    --------    --------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................................      6,204       3,020
                                                                                    --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................................   $ 47,547       3,953
                                                                                    ========    ========


Supplemental disclosures of cash flow information:
Cash paid for interest ..........................................................   $     75    $    211
                                                                                    ========    ========


             The accompanying notes to financial statements are an
            integral part of these condensed consolidated statements.

                 DIGITAL LIGHTHOUSE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) ORGANIZATION AND NATURE OF BUSINESS

         Digital Lighthouse Corporation is a technology integration firm exclusively focused on designing, building, integrating and operating advanced Customer Relationship Management (CRM) solutions for its clients. We assist our clients by enabling the technology and operational support that will identify and attract customers, initiate and manage the customer relationship and interactions, and build and nurture customer relationships. Our CRM customers include Sony, Merrill Lynch, and Salomon Smith Barney among other reputable firms.

         We assist our clients with developing a holistic solution that optimizes technology and operations for companies selling or dealing directly with their customers. We offer Internet Professional and Operational ASP services that help transform businesses into customer-centric enterprises. We understand the challenges of companies becoming customer-centric and can provide specific CRM solutions, as well as complete CRM solutions that help them evolve.

         CRM is an enterprise-wide model that facilitates the establishment and maintenance of mutually beneficial relationships between a company and its current and prospective customers. The objective of CRM is to enable a customer or prospect to efficiently and conveniently interact with a company through various means including the Internet, telephone, fax, mail, and e-mail. There is no single piece of technology that covers the CRM business needs and architecture. Instead, it is the integration of various technologies that is necessary to create the holistic technological and operational infrastructure required to support CRM.

         Specifically our CRM service offerings include:

               o   CRM strategy development
               o   Customer knowledge and data analysis
               o   Customer marketing analysis
               o   Content and document management
               o   Customer interaction and transaction systems
               o   Interface design and web development
               o   ASP and hosting services
               o Customer interaction operations - contact centers (voice, email, co-browse, live chat)

GOING CONCERN ISSUES

         Our business is subject to significant risks and there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the accumulated classification of liabilities that might result should we be unable to continue as a going concern. We have incurred recurring losses from operations and have an accumulated deficit of approximately $93.0 million for the period from inception, March 6, 1996, through March 31, 2001. Our achievement of profitability is dependent upon us raising additional financing to fund operations. In addition, our ability to achieve profitable operations is subject to significant risks and uncertainties including, but not limited to, our success in marketing our services and managing our operations and competitive factors. There is no guarantee that we will ever achieve profitable operations. Our operations are also subject to various forms of regulation. All of these factors raise substantial doubt about our ability to continue as a going concern. We have been advised by our independent public accountants that if these contingencies have not been resolved prior to the completion of their audit of the December 31, 2001 consolidated financial statements, their auditors report on these consolidated financial statements may be qualified as being subject to the outcome of these contingencies.

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

(2) INTERIM FINANCIAL DATA

        The condensed consolidated balance sheet as of March 31, 2001, statement of stockholders' equity (deficit) for the three months ended March 31, 2001 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2000 and 2001 have been prepared by us without an audit. In our opinion, all adjustments, consisting of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for this interim period are not necessarily indicative of the results for the full year.

        The accompanying financial statements should be read with our consolidated financial statements included in our form 10-K filed with the Securities and Exchange

Commission on April 17, 2001. Certain prior period amounts have been reclassified to conform to the current period's presentation.

(3) NEW ACCOUNTING STANDARDS

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activity. SFAS No. 133, as amended by SFAS No. 137 in June 1999, is effective for the company for all periods in fiscal year 2001. SFAS No. 133 requires all derivatives to be recorded on the balance sheet as either an asset or liability and measured at their fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedging accounting criteria are met. SFAS No. 133 also establishes uniform hedge accounting criteria for all derivatives. The Company currently does not use any derivative instruments and accordingly the adoption of SFAS No. 133 did not have any impact on its financial statements.

In February 2001, the FASB issued a limited revision exposure draft of proposed Statement of Financial Accounting Standard "Business Combinations and Intangible Assets - Accounting for Goodwill." The proposed Statement would establish a new accounting standard for goodwill acquired in a business combination. It would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as currently required by APB Opinion No. 17, "Intangible Assets." Furthermore, certain intangible assets that are not separable from goodwill would also not be amortized.

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

(4) RESTRUCTURING

        During the first quarter of 2001, we implemented a restructuring plan to reduce operating expenses in connection with improved efficiencies and forecasted operating results. We accrued expenses of approximately $3.8 million related to the restructuring of our organization. We eliminated several personnel positions as a result of automated processes and duplication of responsibilities and closed our Denver communications center and ceased expansion in Yukon, Oklahoma. Approximately $2.4 million is related to severance costs and approximately $1.4 million is related to discontinued facility usage. These amounts combined with the restructuring we completed during the third quarter of 2000 results in the total amount of restructuring charges reflected as a liability as of March 31, 2001 of approximately $4.0 million. During the first quarter of 2001, we paid approximately $1.8 million and $0.6 million related to severance costs and facility costs, respectively. Accordingly, the liability for restructuring costs was reduced by these payments in the first quarter of 2001.


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

         Components of our net loss per share of $(0.63) and $(6.06) for the three months ended March 31, 2001 and 2000 are as follows:


                                                      THREE MONTHS
                                                     ENDED MARCH 31
                                                    2000        2001
                                                  --------    --------
                                                      (UNAUDITED)
Net loss ......................................   $  (1.31)   $  (0.63)
Accretion of mandatorily redeemable
     convertible preferred stock ..............      (0.27)         --
Cumulative dividends to preferred
     stockholders .............................      (0.43)         --
Guaranteed minimum return on series F
     preferred stock ..........................      (4.05)         --
                                                  --------    --------
Net loss applicable to common stockholders ....   $  (6.06)   $  (0.63)
                                                  ========    ========

(6) LOSS ON SPIDER

     In October 1999, we spun off the operations of our subsidiary, Spider Technologies (Spider) to the existing shareholders of Digital Lighthouse. Spider was to be an independently funded and unaffiliated company from Digital Lighthouse. The software platform the Spider has developed was also included in the spin off. We continue to use this platform in some of our clients programs. We continue to support Spider in its operations in exchange for the maintenance and further development of its platform as a benefit to our company. We expect to continue to support this effort through June 2001 at and estimated $100,000 to $200,000 per month through this period.

(7) STOCKHOLDERS' EQUITY (DEFICIT)

2000 STOCK INCENTIVE PLAN

        In January 2000, we adopted the 2000 Stock Incentive Plan and reserved 2,750,000 shares of common stock for issuance upon stock grants or exercise of options granted under this plan. As of March 31, 2001, we had 1,468,050 options outstanding under this plan. Compensation expense related to these grants and other grants under our 2000, 1998 and 1997 plans for the three months ended March 31, 2001 was approximately $218 thousand.

(8) BORROWINGS

        In September 1999, Digital Lighthouse entered into an equipment facility, which provided for maximum borrowings of approximately $2.5 million to allow for the purchase of equipment to be used at Digital Lighthouse's communications center in Kansas. In December 2000, the maximum borrowings on the equipment facility were increased by $1.5 million. This facility expires on November 10, 2003 and bears interest at rates ranging from 13.6% to 13.9%. As of March 31, 2001, $2.5 million was outstanding under this facility. The related equipment secures the borrowings under the equipment facility.

        In June 2000, we entered into a leasing facility that provides for a maximum borrowing of up to $10 million. We have drawn a total of $3.1 million against this facility and have notified the lender that we will not be drawing any additional amount against this facility. Subsequent to this notification, the line has been closed to further borrowings. The maturity dates of the draws range from June 29, 2003 to September 22, 2006, and the interest rates range from 5.8% to 7.4%. As of March 31, 2001 the amount outstanding under this facility was approximately $2.8 million.

        In February 2001, we entered in to a line of credit that provides a maximum borrowing of $5.0 million. The line of credit is secured mainly by our accounts receivable and allows us to borrow from time to time against a defined amount of eligible accounts receivable. The line bears an interest on the amount outstanding of prime

+1.5%. As of March 31, 2001 the amount outstanding against this line was approximately $4.1 million. We were not in compliance with the security agreement of this facility and have subsequently updated the compliance terms of this agreement with our bank. See Note 11- Subsequent Events.

(9) COMMITMENTS AND CONTINGENCIES

        On October 1, 1999, we acquired Acorn Information Systems, Inc. ("Acorn"). On March 20, 2000, the contingent earn-out provision relating to the Acorn acquisition was amended. As a result, four former stockholders of Acorn, who are now our employees, will collectively receive a total of $200,000, on each of the first and second anniversaries of the acquisition, assuming all four employees remain employed when these amounts become due. On the third anniversary of the Acorn acquisition, the former Acorn stockholders will be entitled to receive an additional $400,000 aggregate payment so long as they are employed by Digital Lighthouse on that date or, if approved by our Chief Executive Officer, at least two of them are employed by Digital Lighthouse on that date. These payments will be accounted for as compensation expense in the years earned. These four employees were also granted a total of 400,000 stock options at an exercise price of $10.00 per share one-third of which vested immediately and the remainder vesting monthly over the next thirty months. A former stockholder of Acorn, who is not a Digital Lighthouse employee, was issued 10,000 shares of our common stock, which was accounted for as additional purchase consideration. As of March 31, 2001 we have paid $120,000 as part of the first year anniversary earn-out provision.

(10) ACQUISITIONS:

         Lighthouse Consulting Group, Inc. In July 2000, we completed a merger with Lighthouse Consulting Group, a content and document management consulting firm based in Kansas City, Missouri. The purchase was accounted for under the purchase method of accounting. The purchase price consisted of $878,000 in cash, 400,000 shares of common stock valued at $2.0 million for a total purchase price of $2.9 million. An additional 200,000 shares of our common stock would have been issued on March 31, 2001 and an additional 200,000 shares of our common stock may be issued on March 31, 2002 if certain financial results are attained. The financial results in connection with the issuing of the first 200,000 shares of common stock were not attained and no additional shares were issued. The acquisition of Lighthouse has allowed us to expand our capabilities in Professional Services and expand our presence in major metropolitan areas such as New York and Chicago.

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

         The purchase price allocations are subject to adjustments based upon the final determination of the fair value of the assets acquired and liabilities assumed. We do no believe any such adjustments will materially change the initial purchase price allocation.

(11) SUBSEQUENT EVENTS:

         In May 2001, we executed a new agreement with Silicon Valley Bank for a secured line of credit in connection with the termination of old agreement. The new agreement reduced the required minimum cash requirements to be held by the company as well as the minimum net worth of the company. In exchange for the new contract, we paid $50,000 and issued Silicon Valley Bank a warrant to purchase X shares of our common stock at $0.42 per share. The warrant may be exercised at any time through May 6, 2006.

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

OVERVIEW

         Digital Lighthouse Corporation is a technology integration firm exclusively focused on designing, building, integrating and operating advanced Customer Relationship Management (CRM) solutions for its clients. We assist our clients by enabling the technology and operational support that will identify and attract customers, initiate and manage the customer relationship and interactions, and build and nurture customer relationships. Our CRM customers include Sony, Merrill Lynch, and Salomon Smith Barney among other reputable firms.

         We assist our clients with developing a holistic solution that optimizes technology and operations for companies selling or dealing directly with their customers. We offer Internet Professional and Operational ASP services that help transform businesses into customer-centric enterprises. We understand the challenges of companies becoming customer-centric and can provide specific CRM solutions, as well as complete CRM solutions that help them evolve.

         CRM is an enterprise-wide model that facilitates the establishment and maintenance of mutually beneficial relationships between a company and its current and prospective customers. The objective of CRM is to enable a customer or prospect to efficiently and conveniently interact with a company through various means including the Internet, telephone, fax, mail, and e-mail. There is no single piece of technology that covers the CRM business needs and architecture. Instead, it is the integration of various technologies that is necessary to create the holistic technological and operational infrastructure required to support CRM.

         Specifically our CRM service offerings include:

               o   CRM strategy development
               o   Customer knowledge and data analysis
               o   Customer marketing analysis
               o   Content and document management
               o   Customer interaction and transaction systems
               o   Interface design and web development
               o   ASP and hosting services

               o Customer interaction operations - contact centers (voice, email, co-browse, live chat)

GOING CONCERN ISSUES

         Our business is subject to significant risks and there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the accumulated classification of liabilities that might result should we be unable to continue as a going concern. We have incurred recurring losses from operations and have an accumulated deficit of approximately $93.0 million for the period from inception, March 6, 1996, through March 31, 2001. Our achievement of profitability is dependent upon us raising additional financing to fund operations. In addition, our ability to achieve profitable operations is subject to significant risks and uncertainties including, but not limited to, our success in marketing our services and managing our operations and competitive factors. There is no guarantee that we will ever achieve profitable operations. Our operations are also subject to various forms of regulation. All of these factors raise substantial doubt about our ability to continue as a going concern. We have been advised by our independent public accountants that if these contingencies have not been resolved prior to the completion of their audit of the December 31, 2001 consolidated financial statements, their auditors report on these consolidated financial statements may be qualified as being subject to the outcome of these contingencies.

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

DESCRIPTION OF FINANCIAL COMPONENTS

        Our operations are based upon billable personnel working on our clients various programs and projects. Beginning January 2001, we began to divide our business into two areas, CRM professional services and CRM operations. Both areas are focused on billable personnel supporting our clients. Prior to this time frame, we reviewed the business as a whole.

        Our revenues are generated from both our CRM professional services and CRM operations. Our CRM professional services are billable consultants working on projects that include web site design and creative strategies, knowledge management, data management, and analytics and technology services. Our CRM operations include billable personnel in our communication center working on programs that include transaction processing and communications services, e-mail, live chat, voice, and other programs.

        Direct cost of services for CRM professional services consists primarily of compensation, benefits, and travel related to our employees engaged in the direct delivery of services related to the development, implementation and support of programs for our clients. Direct costs of services for CRM operations consist primarily of compensation and benefits related to our employees engaged in transaction processing and communication services, live chat and voice support. In addition we include direct costs for materials, training, and telecommunications expenses necessary for execution of our clients' programs.

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

        Depreciation and amortization expenses consist of the depreciation of equipment used in our operations, including phone switches and computer equipment at our facilities. Depreciation and amortization also consists of amortization of goodwill and other intangibles. We amortize our goodwill and intangibles over three years.

        Restructure charge consist of one-time accrued expenses taken in during the first quarter of 2001 related mainly to the elimination of personnel positions and facilities resulting from improved efficiencies from automated systems and the deletion of duplicated positions and responsibilities as an indirect result of the acquisitions. The severance charges will impact cash usage, as the severances are salary and benefit continuation with an average duration of seven months.

        Loss on Spider is a result of the financial support we give to Spider. We feel that this support is necessary in order to maintain programs with certain clients utilizing Spider's software platform. In October 1999, we completed a spin off of Spider to the existing shareholders of our company.

         Interest income is primarily earned on cash balances in our bank accounts and short-term investments, and will decrease as we use the proceeds of our initial public offering for working capital requirements. Interest expense is incurred on our debt and capital lease obligations that we use to finance a portion of our capital expenditures.

RESULTS OF OPERATIONS

        The following table sets forth data for the three months ended March 31, 2000 and 2001 taken from our condensed consolidated statements of operations. We evaluate our business based on numerous factors, including revenue and gross profit as a percentage of our revenues.

                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                                     2000        2001
                                                   --------    --------
                                                        (UNAUDITED)
Revenue:
   CRM Professional Services ...................   $  2,735    $  3,890
   CRM Operations ..............................      5,733       4,289
                                                   --------    --------
     Total revenue .............................      8,468       8,179

Direct Cost of Services:
   CRM Professional Services ...................     (1,221)     (3,122)
   CRM Operations ..............................     (4,125)     (2,644)
                                                   --------    --------
     Total direct cost of services .............     (5,346)     (5,766)

Gross Profit:
   CRM Professional Services ...................      1,154         768
   CRM Operations ..............................      1,608       1,645
                                                   --------    --------
     Total gross profit ........................      3,122       2,413
                                                   --------    --------

Operating expenses:
     Selling, general and administrative .......      6,409       8,871
     Depreciation and amortization .............      1,030       1,869
        Restructuring charge ...................         --       3,800
                                                   --------    --------
          Total operating expenses .............      7,439      14,540
                                                   --------    --------
Loss from operations ...........................     (4,334)    (12,127)
                                                   --------    --------
Other (expense) income:
     Loss on Spider ............................         --      (1,079)
     Interest income ...........................         64         408
     Interest expense ..........................        (81)       (211)
     Other income (expense) ....................         --         (91)
                                                   --------    --------
Net loss .......................................   $ (4,334)   $(12,918)
                                                   ========    ========

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

        REVENUE. Revenue for the first quarter of 2001 was $8.1 million, of which approximately $3.9 million was derived from our CRM professional services and approximately $4.3 million was from our CRM operations. The revenue for this quarter was down slightly compared $8.5 million for same quarter last year of which $2.7 million was derived from CRM professional services and $5.7 million from CRM operations for that period.

        We have increased our efforts in growing our CRM professional services offering including a direct sales force, increased marketing in this area and established partnerships with related service offerings. The result has been an increase of 42% in professional services over the same period in the prior year. We expect to continue to grow this segment as we focus our efforts in this service offering.

        Our CRM operations for the three months ended March 31, 2001 declined by $1.5 million from the same period during 2000. The decline is a result of the discontinuation of contracts with some of our clients who have either decided to discontinue their programs or have consolidated to another supplier. We have also closed our communication center in Denver and consolidated the operations into our Ft. Scott, Kansas facility.

        DIRECT COST OF SERVICES. Direct cost of services for the first quarter of 2001 was $5.8 million, of which approximately $3.1 million was derived from our CRM professional services and approximately $2.6 million was from our CRM operations. The cost of services for this quarter was up slightly compared to $5.3 million for same quarter last year of which $1.2 million was derived from CRM professional services and $4.1 million from CRM operations for that period.

        We have increased cost of services in our CRM professional services as a direct result of increasing our business in this area. We have added additional personnel in an anticipation of growth from new projects and the expansion of existing projects. We expect to reduce some of the personnel in this segment in the immediate future as some of our projects have terminated and in an effort to match revenue projections against personnel needs.

        Our cost of services in our CRM operations has decreased by $1.5 million as a result of the termination of some of our clients programs. This has resulted in the reduction of personnel, materials and telecommunication expense. We expect this segment to continue to grow as we expand with our current client's programs as well as new client programs. This will require additional personnel and supporting costs over time. We expect these costs to match closely with the growth in this operating segment.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $7.8 million in the first quarter of 2001, compared to $6.4 million in the first quarter of 2000. This increase consists primarily of salaries and related expenses resulting from an increase in administrative and managerial personnel to support our continued operational growth in our CRM professional services and CRM operations areas. In addition, the two acquisitions during the third quarter of 2000 contributed to this increase as we have added operations in Chicago, New Jersey and New York, which were not in place during the first quarter of 2000. In addition, we incurred approximately $214 thousand in compensation expense for incentive stock options.

        DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses in the first quarter of 2001 were $1.6 million compared to $1.0 million in the first quarter of 2000. The increase resulted from approximately $10.4 million of capital expenditures primarily relating to the expansion of infrastructure to support our existing centers and offices, as well as, expenses related to opening new locations since the close of this same period last year.

        RESTRUCTURE CHARGE. During the first quarter of 2001, we implemented a restructuring plan to reduce operating expenses in connection with improved efficiencies and forecasted operating results. We accrued expenses of approximately $3.8 million related to the restructuring of our organization. We eliminated several personnel positions as a result of automated processes and duplication of responsibilities and closed our Denver communications center and ceased expansion in Yukon, Oklahoma. Approximately $2.4 million is related to severance costs and approximately $1.4 million is related to discontinued facility usage. These amounts combined with the restructuring we completed during the third quarter of 2000 results in the total amount of restructuring charges reflected as a liability as of March 31, 2001 of approximately $4.0 million. During the first quarter of 2001, we paid approximately $1.8 million and $0.6 million related to severance costs and facility costs, respectively. Accordingly, the liability for restructuring costs was reduced by these payments in the first quarter of 2001.

        LOSS ON SPIDER. We incurred approximately $1.1 million in charges relating to the support of Spider Technologies, a company we spun off to existing shareholders in the last quarter of 1999. Their software platform is used in some of our clients programs.

        INTEREST INCOME. Interest income in the first quarter of 2001 was $424 thousand compared to $64 thousand in the first quarter of 2000. Fluctuations in interest income from year to year are due to varying rates of interest when we invest our cash in short-term financial instruments.

        INTEREST EXPENSE. Interest expense in the first quarter of 2001 was $224 thousand compared to $81 thousand in the first quarter of 2000. Interest expense in both quarters resulted from our borrowings under our credit facilities and capitalized leases for office equipment and furniture.

        Operating results for any quarter are not necessarily indicative of results for any future period. The following factors have affected our operations in the past and may affect our operations in the future, which could cause quarterly fluctuations:

         o Beginning, ending or deferring of significant services for clients during a quarter, particularly if we must add personnel and other resources in advance of new client initiatives;

         o Variations in the number, size and scope of our clients' direct-to-customer initiatives, which in the past have ranged from small pilot programs involving only a few of our employees to nationwide programs using many new employees;

         o Utilization of our employees and operational facilities, which can be affected significantly, for example, by reassigning or terminating personnel following the completion of a client's initiative or by opening a new facility in anticipation of future business;

         o Fluctuations in demand for our clients' products, which are beyond our control but which directly affect our revenue as a substantial portion of our client billings depends upon the time our personnel devote to a client's customers or, under a new contract with a major client, are based on the client's sales generated from our operation of its direct-to-customer initiative;

         o Expenses incurred in connection with strategic acquisitions, such as our recent acquisitions of Riptide Communications, LLC and Lighthouse Consulting Group Inc., which are part of our strategy to broaden and expand our service offerings; and

         o Expenses related to our sales and marketing efforts, which have increased in 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Since we were first capitalized, we have raised $98.9 million of equity capital from the sale of our common and preferred stock, including $47.9 million in proceeds, net of offering costs, from our initial public offering completed in March 2000.

        Cash and cash equivalents and investments held for sale for the period ended March 31, 2001 were $4.2 million compared to $8.0 million at the period ended December 31, 2000. We had approximately $5.7 million in restricted cash compared to $5.8 million for the periods ended March 31, 2001 and December 31, 2000, respectively. The restricted cash is used in the collateral security of our operating facilities and capital leases and loans.

        Cash used in operations for the three months ended March 31, 2001 was $4.8 million, compared to $4.5 million for the three months ended March 31, 2000. The use of cash in our operations outside of working capital for the three months ended March 31, 2001 has increased by $3.0 million over the same period last year. This is a result of increased operating expenses from additional facilities and an increase in personnel. Our working capital has improved by $2.7 million for the three months ended March 31, 2001 compared to the same period last year as we continue to manage our payables and receivables.

        Cash from investing activities for the three months ended March 31, 2001 was $2.6 million compared to a usage of $1.8 million for the three months ended March 31, 2000. The increase is mainly from our short-term investments in cash of $4.7 million. We have also made an investment in Spider of $1.1 million for the continued efforts in providing support for our clients programs. We decreased our spending in capital expenditures by approximately $500 thousand from same time period for the previous year.

        Our financing activities have generated cash of $3.2 million and $47.5 million for the three month periods ended March 31, 2001 and 2000, respectively. The decrease in financing activities on a comparable basis is a direct result of our initial public offering completed in the first quarter of 2000 for a gain in proceeds of $47.9, net of offering costs. We have increased our borrowing by $3.5 million over the same period last year as a result of our borrowings against our line of credit with our bank.

        Our business plan will continue to require capital to fund expansion. Our business plan includes the following:

        o   Continuing the development of our sales and marketing initiatives;
        o Expanding our CRM Professional Services and CRM Operations to meet client project initiatives;
        o   The sale of under utilized assets;
        o   The matching of personnel needed against revenue forecasts; and,
        o The raising of additional capital to fund operations until positive cash flow is achieved.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Market risks represent the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial market prices and rates. We are exposed to market risks from changes in United States interest rates. Historically, and as of March 31, 2001, we have not used derivative instruments or engaged in hedging activities.

        We had long-term borrowings, including current maturities, of $10.3 million as of March 31, 2001. Of this amount approximately $6.7 million bears interest at variable rates. The fair value of the variable rate debt would change approximately $33 thousands in the event of a 0.50% change in the level of interest rates. The remaining $3.6 million is fixed rate debt.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

         In October 2000, we entered into arbitration with InformIns, Inc., a former client in Orange County, California. InformIns submitted a claim for breach of contract from us. We sought payment from InformIns for services rendered. In March 2001, the arbitrator ruled in favor of InformIns and granted them an award including legal fees of approximately $625,000. We reserved for this liability in the fourth quarter of 2000. We are seeking coverage under our errors and omissions insurance policy for this matter. We may not be able to mitigate the exposure of this issue or be able to gain relief under our insurance policies. As a result, this cash payment could cause additional strain on our liquidity and working capital.

         There are no other material legal proceedings pending.


ITEM 2. CHANGES IN SECURITIES.

         None

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



                                       DIGITAL LIGHTHOUSE, INC.

                                       By:  /s/ TIMOTHY C. O'CROWLEY
                                                Timothy C. O'Crowley
                                            Chairman and Chief Executive
                                                       Officer



      SIGNATURE                             TITLE                      DATE
      ---------                             -----                      ----
      /s/ TIMOTHY C. O'CROWLEY              Chairman and
      -------------------------             Chief Executive,           May 21, 2001
        Timothy C. O'Crowley                Officer
                                            (Principal
                                            Executive Officer)


     /s/ STEVEN Q. HANSEN                   Chief Financial
     --------------------------             Officer (Principal         May 21, 2001
          Steven Q. Hansen                  Financial and
                                            Accounting Officer)